Form 10-Q
period 2024-03-31
Proficient Auto Logistics, Inc
filed 2024-06-20
CIK 1998768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

001-42035

(Commission File Number)

PROFICIENT AUTO LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-1869180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12276 San Jose Blvd. Suite 426 Jacksonville, Florida	32223
(Address of principal executive offices)	(Zip Code)

(904) 506-7918

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	PAL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 26,089,833 shares of common stock outstanding at June 20, 2024.

i

EXPLANATORY NOTE

On May 13, 2024, Proficient Auto Logistics, Inc. (“Proficient”) completed the initial public offering (the “IPO”) of its common stock. Prior to the IPO, Proficient had entered into agreements (the “Combination Agreements”) to acquire in multiple, separate acquisitions (the “Combinations”) five operating businesses and their respective affiliated entities, as applicable, operating under the following names: (i) Delta Automotive Services, Inc. (which converted to Delta Automotive Services, LLC in an F-reorganization on April 29, 2024), doing business as Delta Auto Transport, Inc. (“Delta”), (ii) Deluxe Auto Carriers, Inc. (“Deluxe”), (iii) Sierra Mountain Group, Inc. (“Sierra”), (iv) Proficient Auto Transport, Inc. (“Proficient Transport”), and (v) Tribeca Automotive Inc. (“Tribeca” and, together with Delta, Deluxe, Sierra, and Proficient Transport, the “Founding Companies”). On May 13, 2024, in connection with the closing of the IPO, Proficient also completed the acquisitions of all the Founding Companies.

For accounting and reporting purposes, Proficient has been identified as the designated accounting acquirer of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor to the Company (as defined below). As a result, the unaudited condensed consolidated financial statements as of, and for the three months ended, March 31, 2024 for each of Proficient and Proficient Transport are included in this Quarterly Report on Form 10-Q. The Company is not required to provide, and this Quarterly Report on Form 10-Q does not contain, pro forma financial data giving effect to the completion of the Combinations and the completion of the IPO and the use of the proceeds therefrom. However, the Company is providing summary unaudited combined financial information for the three months ended March 31, 2024. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Summary Unaudited Combined Financial Information.” The summary unaudited combined financial information has been prepared by, and are the responsibility of, Proficient’s and the Founding Companies’ management. This information has not been subjected to audit, review or agreed-upon procedures of any audit firm, and therefore, there is no independent opinion or any other form of assurance with respect thereto.

Because Proficient was formed on June 13, 2023, no comparative information for the three-month period ended March 31, 2023 is provided in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Proficient” refers solely to Proficient Auto Logistics, Inc. prior to the Combinations, and references to the “Company,” “we,” “us,” and “our” refer to Proficient Auto Logistics, Inc. and its subsidiaries after giving effect to the Combinations.

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Proficient Auto Logistics, Inc.
CONDENSED BALANCE SHEET

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash	$76,098	$458,233
Receivable from stockholders	35,000	35,000
Deferred offering cost	5,065,000	3,902,000
Total assets	$5,176,098	$4,395,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,096,805	$4,006,062
Total liabilities	5,096,805	4,006,062

Stockholders’ (deficit) equity
Common stock, $0.01 par value; authorized– 50,000,000 shares; 2,939,130 and 2,939,130 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	29,391	29,391
Additional paid in capital	932,609	932,609
Retained deficit	(882,707)	(572,829)
Total stockholders’ equity	79,293	389,171
Total liabilities and stockholders’ equity	$5,176,098	$4,395,233

The accompanying notes to the condensed financial statements are an integral part of these statements.

Proficient Auto Logistics, Inc.
CONDENSED STATEMENT OF Comprehensive income
For the three months ended March 31, 2024

(unaudited)

Three months ended March 31, 2024
Expenses
General, selling & other operating expenses	$309,878
Total expenses	309,878
NET LOSS	$(309,878)
Loss per share
Basic EPS	$(0.11)
Diluted EPS	$(0.11)

The accompanying notes to the condensed financial statements are an integral part of these statements.

Proficient Auto Logistics, Inc.
CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

For the three months ended March 31, 2024

(unaudited)

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	2,939,130	$29,391	$932,609	$(572,829)	$389,171
Issuance of shares				—
Net loss	—	—	—	(309,878)	(309,878)
Balance, March 31, 2024	2,939,130	$29,391	$932,609	$(882,707)	$79,293

The accompanying notes to the condensed financial statements are an integral part of these statements.

Proficient Auto Logistics, Inc.
CONDENSED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2024

(unaudited)

Three months ended March 31, 2024
Cash flows from operating activities:
Net loss	$(309,878)
Change in deferred offering costs	(1,163,000)
Change in accounts payable	1,090,743
Net cash provided used in operating activities	(382,135)

Cash flows from investing activities:	—

Cash flows from financing activities:	—
NET CHANGE IN CASH	(382,135)
Cash, beginning of year	458,233
Cash, end of year	$76,098

The accompanying notes to the condensed financial statements are an integral part of these statements.

Proficient Auto Logistics, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — NATURE OF OPERATIONS

AH Acquisition Corp. was formed on June 13, 2023, pursuant to the laws of the State of Delaware to become a holding company for the consolidation of several operating companies within the automobile transportation industry. Subsequently, on October 17, 2023, AH Acquisition Corp. (the “Company”) legally changed its name to Proficient Auto Logistics, Inc.

On December 20, 2023, the Company (“purchaser”) entered into separate agreements to acquire Delta Automobile Services, Inc., doing business as Delta Auto Transport (“Delta”), Deluxe Auto Carriers, Inc. (“Deluxe”), Sierra Mountain Group, Inc. (“Sierra”), Proficient Auto Transport, Inc. (“Proficient Transport”), and Tribeca Automotive Inc. (“Tribeca”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed financial statements and footnotes included in this Quarterly Report on Form 10-Q include the accounts of the Company and should be read in conjunction with the financial statements and footnotes related to the Company included in the Company’s Registration Statement on Form S-1 (333-279346). In management’s opinion, these condensed financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.

Cash

Cash includes all high investment instruments with an original maturity of three months or less. Cash balances with institutions may be in excess of Federal Deposit Insurance Corporation (“FDIC”) limits.

Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of common stock, which has a par value of $0.01 per share.

NOTE 3 — DEFERRED OFFERING COSTS

The Company capitalizes certain legal and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expense in the consolidated statements of operations. Deferred offering costs amounted to $5,065,000 at March 31, 2024.

NOTE 4 — SUBSEQUENT EVENTS

On May 8, 2024, the Company priced its underwritten initial public offering (the “IPO”) of 14,333,333 shares of its common stock at a public offering price of $15.00 per share, for total gross proceeds of approximately $215.0 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company granted the underwriters of the IPO a customary 30-day over-allotment option to buy up to an additional 2,149,999 shares of common stock from the Company. The Company’s common stock began trading on the Nasdaq Global Market on May 9, 2024 under the ticker symbol “PAL.” The IPO closed on May 13, 2024.

On June 4, 2024, the Company sold an additional 1,435,000 shares of its common stock pursuant to the underwriters’ partial exercise of the over-allotment option. The shares were sold at the initial public offering price of $15.00 per share for total gross proceeds of approximately $21.5 million for the exercise of the overallotment, and a total of $236.5 million for the IPO, before deducting underwriting discounts and commissions and offering expenses payable by the Company.

On May 13, 2024, concurrently with the closing of the IPO, the Company completed in multiple, separate acquisitions (the “Combinations”) of the five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca (together, the “Founding Companies” and each a “Founding Company”).

The Company acquired the stock of the Founding Companies for a combination of cash and shares of the Company’s common stock. The aggregate cash consideration the Company paid in the Combinations was approximately $180.4 million, subject to post-closing adjustments. The aggregate stock consideration the Company paid in the Combinations consisted of approximately 6,978,191 shares of the Company’s common stock. The consideration for the Combinations was determined by arms-length negotiations between the Company and representatives of each Founding Company.

PROFICIENT AUTO TRANSPORT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,411,606	$4,273
Accounts receivable, net	12,724,225	19,799,044
Net investment in leases, current portion	26,631	32,374
Maintenance supplies	790,029	822,855
Prepaid expenses and other current assets	2,183,424	2,769,005
Total current assets	17,135,915	23,427,551
Property and equipment, net	17,575,196	17,998,750
Operating right-of-use assets	314,212	4,457
Net investment in leases, less current portion	—	2,681
Deposits	1,046,051	1,033,642
Other Long Term Assets	495,507	527,952
Total assets	$36,566,881	$42,995,033

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$2,114,816	$2,539,198
Book overdraft	—	891,410
Accrued liabilities	5,809,912	7,803,359
Income tax payable	508,831	1,174,959
Finance lease liabilities, current portion	1,223,751	1,306,024
Operating lease liabilities, current portion	58,392	4,456
Long-term debt, current portion	1,571,000	1,599,699
Total current liabilities	11,286,702	15,319,105

Long-term liabilities:
Line of credit	—	3,450,129
Finance lease liabilities, less current portions	248,899	273,096
Operating lease liabilities, less current portions	256,066	—
Long-term debt, less current portion	4,668,651	5,035,478
Deferred tax liability, net	2,288,539	2,283,833
Total liabilities	18,748,857	26,361,641

Commitments and contingencies (Note 13)

Mezzanine equity:
Series A convertible, redeemable, preferred stock, $0.01 par value; 10,000,000 shares authorized; 3,066,923 shares issued and outstanding	9,058,424	8,880,672
Stockholders’ equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 392,825 shares issued and outstanding	3,928	3,928
Retained earnings	8,755,672	7,748,792
Total stockholders’ equity	8,759,600	7,752,720
Total liabilities, mezzanine equity and stockholders’ equity	$36,566,881	$42,995,033

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO TRANSPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2024 and 2023

(unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Operating revenue
Revenue, before fuel surcharge	$26,354,688	$31,182,649
Fuel surcharge and other reimbursements	1,346,459	3,068,598
Lease Revenue	125,445	1,884
Total operating revenue	27,826,592	34,253,131

Operating Expenses
Salaries, wages and benefits	4,487,363	5,706,158
Fuel and fuel taxes	762,922	1,495,621
Purchased transportation	17,486,378	19,823,708
Truck expenses	1,114,821	1,939,065
Depreciation and amortization	639,337	590,656
Gain on sale of equipment	(235,081)	(16,218)
Insurance premiums and claims	591,617	884,960
Operating taxes and licenses	57,131	58,176
General, selling, and other operating expenses	896,204	841,010
Total Operating Expenses	25,800,692	31,323,136
Operating income	2,025,900	2,929,995
Other expense
Interest expense, net	(452,390)	(261,944)
Total other expense	(452,390)	(261,944)
Income before income taxes	1,573,510	2,668,051
Income tax expense	388,878	706,430
Net income	$1,184,632	$1,961,621

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO TRANSPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2024 and 2023

(unaudited)

	Common stock		Retained	Total
	Shares	Amount	earnings	Equity
Balance, December 31, 2022	392,825	3,928	$1,540,202	$1,544,130
Accrued and unpaid dividends on Series A preferred stock	—	—	(255,119)	(255,119)
Net income	—	—	1,961,621	1,961,621
Balance, March 31, 2023	392,825	3,928	$3,246,704	$3,250,632

Balance, December 31, 2023	392,825	3,928	$7,748,792	$7,752,720
Accrued and unpaid dividends on Series A preferred stock	—	—	(177,752)	(177,752)
Net income	—	—	1,184,632	1,184,632
Balance, March 31, 2024	392,825	3,928	$8,755,672	$8,759,600

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO TRANSPORT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 1, 2024 and 2023

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,184,632	$1,961,621
Adjustments to reconcile net income to net cash flows provided by operating activities:
Provision for credit losses	35,000	25,000
Depreciation and amortization expense	639,337	590,656
Gain on sale of equipment	(235,081)	(16,218)
Sales-type lease revenue	—	(25,000)
Interest income	(213)	(587)
Amortization of debt issuance costs	3,279	3,279
Deferred income tax expense	4,706	168,134
Operating lease expense	18,733	6,383

Change in operating assets and liabilities:
Accounts receivable	7,039,819	(222,567)
Net investment in leases	8,637	48,776
Maintenance supplies	32,826	(71,034)
Prepaid expenses and other assets	618,026	193,754
Deposits	(12,409)	12,306
Accounts payable	(424,382)	305,521
Book overdraft	(891,410)	(253,220)
Accrued liabilities	(1,993,447)	(785,607)
Income tax payable	(666,128)	(557,939)
Operating lease liabilities	(18,488)	(6,348)
Net cash flows provided by operating activities	5,343,437	1,376,910

Cash flows from investing activities:
Proceeds from sale of equipment	252,441	117,557
Purchases of property and equipment	(233,143)	(180,594)
Net cash flows provided by (used in) investing activities	19,298	(63,037)

Cash flows from financing activities:
Proceeds from line of credit	13,265,526	33,863,039
Repayments of line of credit	(16,715,655)	(34,512,699)
Repayments of long-term debt	(398,804)	(367,104)
Repayments of finance lease obligations	(106,469)	(300,733)
Net cash flows used in financing activities	(3,955,402)	(1,317,497)
Net change in cash	1,407,333	(3,624)
Cash and cash equivalents, beginning of year	4,273	3,624
Cash and cash equivalents, end of year	$1,411,606	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$511,794	$264,113
Cash paid for taxes	$1,050,000	$1,048,000

Noncash investing and financing activity:
Right of Use Asset	$328,489	$—
Equipment financed through long-term debt	$—	$3,369,760
Accrued and unpaid dividends	$177,752	$255,119

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO TRANSPORT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of operations

Proficient Auto Transport, Inc. and its consolidated subsidiary (collectively, “Proficient Transport”) primarily transports new automobiles for automobile manufacturers and/or their respective agents. Proficient Transport operates an asset-based truckload service on behalf of the manufacturers as well as various third-party logistics management companies or brokers. In addition, the Proficient Transport provides third party logistics to other transportation companies under an asset-light freight model.

On December 21, 2023, Proficient Transport entered into a stock purchase agreement with Proficient Auto Logistics, Inc., a Delaware corporation (“PAL” or the “parent”), and PAL Stock Acquiror, Inc., a Delaware corporation and wholly owned subsidiary of PAL (the “purchaser”). Pursuant to the terms of the stock purchase agreement, the purchaser agreed to acquire 75% of Proficient Transport’s outstanding shares in exchange for cash consideration. The shareholders of Proficient Transport agreed to contribute the remaining 25% of the outstanding shares of Proficient Transport to the purchaser in exchange for shares of PAL upon consummation of the stock purchase agreement.

Note 2 — Summary of significant accounting policies

Basis of Presentation – The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Proficient Transport and should be read in conjunction with the consolidated financial statements and footnotes related to Proficient Transport included in PAL’s Registration Statement on Form S-1 (333-279346). In management's opinion, these condensed consolidated financial statements were prepared in accordance with GAAP and include all adjustments necessary (consisting of normal recurring adjustments) for the fair statement of the periods presented.

With respect to transactional/durational data, references to years pertain to calendar years. Similarly, references to quarters pertain to calendar quarters.

Seasonality – In the transportation industry, results of operations generally follow a seasonal pattern. Freight volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following the holiday season, and inclement weather. At the same time, operating expenses generally increase, and tractor productivity of Proficient Transport’s Truckload fleet, independent contractors and third-party carriers decreases during the winter months due to decreased fuel efficiency, increased cold weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from harsh weather. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, Proficient Transport typically experiences surges pertaining to customer’s demand to delivery automobiles before year-end. Additionally, macroeconomic trends and cyclical changes in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated.

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. Proficient Transport reviews accounts receivable on a continuing basis to determine if any receivables are potentially uncollectible. Proficient Transport writes off uncollectible receivables based on specifically identified amounts determined to be uncollectible. Based on the information available, Proficient Transport recorded an allowance for credit losses of approximately $589,317 and $634,913 at March 31, 2024 and December 31, 2023, respectively. Actual write-offs could differ from management’s estimate.

PROFICIENT AUTO TRANSPORT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of significant accounting policies (cont.)

Impairment of Long-Lived Assets — Proficient Transport reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of the expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. Proficient Transport measures the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. There was no indication of impairment for the quarters ended March 31, 2024 and 2023.

Claims and Insurance Accruals — Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within Proficient Transport’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims at March 31, 2024 and December 31, 2023, plus an estimated liability for incurred but not reported claims and the associated expense.

Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on Proficient Transport’s evaluation of the type and severity of individual claims and future development based on historical trends. The Company is self-insured for its group health insurance plan. The amount recorded for Proficient Transport’s group health accrual as of March 31, 2024 and December 31, 2023, was based in part upon actuarial studies performed by a third-party actuary. As of March 31, 2024 and December 31, 2023, Proficient Transport recorded total claims and insurance accruals of $1,561,833 and $2,209,173, respectively, within accrued liabilities on the condensed consolidated balance sheet.

Concentration of Credit Risks — For the quarter ended March 31, 2024, three of Proficient Transport’s largest customers accounted for approximately 76.7% of operating revenue. As of March 31, 2024, Proficient Transport’s largest three customers had accounted for approximately 73.2% of gross accounts receivable.

For the quarter ended March 31, 2023, two of Proficient Transport’s largest customers accounted for approximately 64.8% of operating revenue. As of December 31, 2023 Proficient Transport’s largest two customers had accounted for approximately 73.0% of gross accounts receivable. Proficient Transport performs ongoing credit evaluations and generally does not require collateral.

Segment Reporting — In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on operational results from the services provided by the Company’s Truckload and Brokerage segments, which represent the Company’s operating segments for the quarters ended March 31, 2024 and 2023.

Recently Adopted Accounting Pronouncements — In June 2016, the FASB released ASU 2016-13 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the ASU require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, and credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2023, with early adoption of all amendments in the same period permitted. Proficient Transport adopted ASU 2016-13 on January 1, 2023 and it did not have a material impact on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which would require enhanced disclosures about significant segment expenses and information used to assess segment performance. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Proficient Transport is currently assessing the impact this standard will have on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. Proficient Transport is currently assessing the impact this standard will have on its disclosures.

PROFICIENT AUTO TRANSPORT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Property and equipment

Property and equipment, at cost, consist of the following as of :

	March 31, 2024	December 31, 2023
Land	$417,909	$417,909
Buildings and improvements	1,258,919	1,258,919
Furniture and equipment	207,727	180,363
Machinery and equipment	301,960	301,960
Software and computer equipment	814,294	788,664
Transportation equipment	30,223,226	31,262,068
	33,224,035	34,209,883
Less accumulated amortization and depreciation	(15,648,839)	(16,211,133)
Property and equipment, net	$17,575,196	$17,998,750

Proficient Transport recorded depreciation expense of $636,055 and $589,822 in the condensed consolidated statements of comprehensive income for the quarters ended March 31, 2024, and 2023, respectively. Proficient Transport recorded a gain on the disposal of equipment for $235,081 and $16,218 for the quarters ended March 31, 2024, and 2023, respectively.

Note 4 — Accrued liabilities

Accrued liabilities consist of the following as of:

	March 31, 2024	December 31, 2023
Claims and insurance accruals	$1,561,833	$2,209,173
Accrued salaries, wages, and benefits	548,107	700,349
Customer deposit	—	444,421
Other accrued expenses	3,699,972	4,449,416
Accrued liabilities	$5,809,912	$7,803,359

PROFICIENT AUTO TRANSPORT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Income taxes

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	March 31, 2024	March 31, 2023
Federal tax at statutory rate (21%)	$330,437	$560,291
State taxes, net of federal benefit	55,230	141,270
Permanent differences to return	3,211	4,869
Total income tax expense	$388,878	$706,430

Proficient Transport’s tax years 2019 and forward remain subject to examination by federal and state jurisdictions. Proficient Transport is not currently under an IRS examination as of the date these financials were available to be issued.

Note 6 — Line of credit

As of March 31, 2024 and December 31, 2023, Proficient Transport had an outstanding balance on a revolving line of credit of $0 and $3,450,129, respectively. Proficient Transport’s revolving line of credit is with a financial institution which provides for borrowings up to 18,000,000 subject to a borrowing base calculation of Qualified Accounts Receivable plus Qualified Rolling Stock (trucks, tractors, and trailers that transport goods in interstate commerce purchased on the line). Interest is payable monthly at the Prime Rate plus 0.75% per annum, but no less than 4% per annum (9.25% as of March 31, 2024). Borrowings against the line of credit are secured by all Proficient Transport’s assets and matures in December 2024, when all accrued interest and unpaid principal is due. Subsequent to year end, Proficient Transport entered into an amendment with the financial institution that extended the maturity date to March 30, 2025. The line of credit requires Proficient Transport to comply with certain restrictive covenants, including but not limited to a debt service coverage ratio, tangible net worth plus subordinated debt, and liabilities to tangible net worth plus subordinated debt ratio. Proficient Transport was in compliance with all other covenants for the as of March 31, 2024 and December 31, 2023.

Note 7 — Long-term debt

Long-term debt consists of the following as of:

	March 31, 2024	December 31, 2023
Equipment notes payable to financial institutions, requiring monthly and interest payments totaling $43,359. The notes bear interest ranging from 4.99% to 9.32%, mature between August 2024 November 2026 and are secured by the Company’s transportation equipment.	$922,546	$991,676

Note payable to a financial institution requiring monthly principal and interest payment of $6,751 and a balloon payment at maturity, bears interest at 6%, maturing December 2025. The note is secured by a mortgage on real property.	684,059	693,836

Equipment notes payable to a financial institution, requiring monthly principal and interest payments totaling $128,733. One note payable was used to refinance existing capital lease obligations in 2022. The notes bear interest ranging from 3.95% to 6.80%, mature between June 2024 and December 2028, and are secured by transportation equipment.	4,646,400	4,966,298
	6,253,005	6,651,810
Less: unamortized debt issuance costs	(13,354)	(16,633)
Less: current maturities	(1,571,000)	(1,599,699)
Total long-term debt	$4,668,651	$5,035,478

PROFICIENT AUTO TRANSPORT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Long-term debt (cont.)

Future maturities of long-term debt are as follows:

For the years ending December 31:
2024	$1,186,418
2025	2,165,362
2026	1,499,685
2027	1,069,750
2028	331,790
Total	$6,253,005

Proficient Transport had no capitalized debt issuance costs during the periods ended March 31, 2024 and December 31, 2023, respectively. Amortization expense related to the debt issuance costs totaled $3,279 and $3,279 for the quarters ended March 31, 2024 and 2023, respectively, and was recorded within interest expense on the condensed consolidated statements of comprehensive income. As of March 31, 2024 and December 31, 2023, the assets that are pledged as collateral related to our debt obligations are $6,884,343 and $7,467,232, respectively and were recorded within property and equipment, net on the condensed consolidated balance sheet.

Note 8 — Leases

Lessee — Proficient Transport leases real estate and equipment under operating and finance leases. The real estate operating leases, which generally have fixed payments with expiration dates ranging from one to three years and primarily include office buildings and trailers. The operating leases and finance leases for equipment generally have fixed payments with expiration dates ranging from four to six years and include transportation equipment, such as trucks and trailers. Proficient Transport’s leases can include an option to extend the lease, or to terminate the lease early, which may include a termination penalty. Proficient Transport includes these options to extend or terminate the lease in the lease term when Proficient Transport is reasonably certain to exercise these options.

Proficient Transport has certain leases which have initial terms of twelve months or less (“short-term leases”). Proficient Transport elected to exclude these leases from recognition, and these leases have not been included in Proficient Transport’s recognized ROU assets and operating lease liabilities. Proficient Transport records rent expense related to the short-term leases within general, selling, and other operating expense on the condensed consolidated statements of comprehensive income.

PROFICIENT AUTO TRANSPORT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Leases (cont.)

The following table presents certain information related to lease costs for finance and operating leases as of:

	March 31, 2024	March 31, 2023
Operating lease costs:	$18,733	$6,383
Finance lease costs:
Amortization of finance lease assets	119,410	120,932
Interest on lease liabilities	42,966	70,643
Short-term lease costs	34,521	46,945
Total lease costs	$215,630	$244,903

As of March 31, 2024 and December 31, 2023, the weighted-average discount rate for operating leases was 6.71% and 0.86%, respectively. The weighted-average remaining lease term as of March 31, 2024 and December 31, 2023, was 4.67 and less than a year, respectively. As of March 31, 2024 and December 31, 2023, the weighted-average discount rate for finance leases was 9.22% and 9.26%, respectively and the weighted-average remaining lease term was 1.03 years and 1.07 years, respectively.

As of December 31, 2023, future maturities of the lease liabilities were as follows:

	Operating leases	Finance leases
For the years ending December 31:
2024	$57,554	$1,029,655
2025	76,737	555,830
2026	76,737	8,011
2027	76,737	—
2028	76,737	—
Total undiscounted cash flows	364,502	1,593,496
Less: present value factor	(50,044)	(120,846)
Total lease liabilities	314,458	1,472,650
Less: current portion –	(58,392)	(1,223,751)
Total long-term lease liabilities	$256,066	$248,899

As of March 31, 2024 and December 31, 2023, the right-of-use assets net book value related to Proficient Transport’s finance lease obligations totaled $3,414,921 and $3,535,854, respectively and were recorded within property and equipment, net on the condensed consolidated balance sheet.

Lessor — Proficient Transport finances various types of transportation-related equipment to independent third parties under lease contracts which are generally for a term of one to three years and contain an option for the lessee to return or purchase the equipment at a bargain purchase price. Proficient Transport classifies these leases as a sales-type lease. Proficient Transport assesses a third party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third party or similar third parties. For those leases classified as sales-type leases where collectability is not probable at lease commencement, Proficient Transport does not derecognize the underlying asset, and the payments received for these leases are recorded as deposit liabilities. Deposit liabilities of $544,708 and $348,134 were reported in accrued liabilities on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $26,631 and $35,055 are reported as net investment in leases on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

PROFICIENT AUTO TRANSPORT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Leases (cont.)

For the years ended March 31, 2024 and December 31, 2023, Proficient Transport recorded sales-type lease revenue of $0 and $25,000, respectively, within operating revenue on the condensed consolidated statement of comprehensive income. For the periods ended March 31, 2024 and 2023, Proficient Transport recorded interest income of $213 and $587, respectively, within interest expense, net on the condensed consolidated statements of comprehensive income.

As of December 31, 2023, future minimum lease payments expected to be collected were as follows:

For the years ending December 31:
2024	$24,298
2025	2,697
2026	—
Total undiscounted cash payments	26,995
Less: present value factor	(364)
Total net investment in lease	26,631
Less: current portion	(26,631)
Total net investment in lease, less current portion	$—

Note 9 — Series A preferred stock

Proficient Transport is authorized to issue 10,000,000 shares of Series A preferred stock, which has a par value of $0.01 per share. The holders of Series A preferred stock are entitled to vote as common shareholders and have certain liquidation preferences to every other class or series of stock. The Series A preferred stock is redeemable at the option of the Series A preferred stockholders at the greater of the fair market value of the Series A preferred stock at the date of redemption or a value determined using a discounted cash flow model, as defined. The Series A preferred stock is convertible into common stock at the option of the holder and converts at a rate of one common share per share of Series A preferred stock. The Series A preferred stock will be mandatorily convertible upon the occurrence of a public offering, as defined in the stock agreement.

The Series A preferred stock earns a cumulative preferred return equal to 8% per annum on the sum of $1.00 per share invested plus accrued and unpaid Series A returns. The Series A returns accrue on a quarterly basis and will be fully cumulative, whether or not declared by Proficient Transport’s Board of Directors.

Since the holder of the Series A preferred stock has the option to redeem their shares at any time, the Series A preferred stock is considered contingently redeemable, and accordingly, is classified as mezzanine equity on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

The Series A preferred stock is recorded at its redemption of $9,058,424 and $8,880,672 as of March 31, 2024 and December 31, 2023, respectively. The accumulated but undistributed preferred returns were approximately $5,991,501 and $5,813,749 as of March 31, 2024 and December 31, 2023, respectively.

Activity related to the Series A preferred stock for the period ended March 31, 2024 and December 31, 2023 is as follows:

Balance as of December 31, 2022	$12,933,092
Accrued and unpaid dividend	947,580
Dividend Paid	(5,000,000)
Balance as of December 31, 2023	$8,880,672
Accrued and unpaid dividend	177,752
Balance as of March 31, 2024	$9,058,424

PROFICIENT AUTO TRANSPORT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Equity-based compensation

Phantom Stock Plan — In June 2018, Proficient Transport granted a phantom stock award of 565,463 units (the “Units”), of which 188,488 Units vested immediately, to a member of the Board of Directors of Proficient Transport. The remaining 376,975 Units will vest upon the occurrence of a change of control, as defined, and the Units are payable only in the event of a change of control. Based on their contingent nature, no accrual has been recognized in the condensed consolidated financial statements.

Note 11 — Segment reporting

Proficient Transport’s business is organized into two operating segments, which represent Proficient Transport’s reportable segments. The Truckload segment offers automobile transport and contract services under an asset-based model. Proficient Transport’s contract service offering devotes the use of equipment to specific customers and provides transportation services through long-term contracts. Proficient Transport’s Brokerage segments offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

The following table summarizes information about our reportable segments for the quarters ended March 31:

	2024	2023
Revenues
Truckload, excluding fuel surcharge and other reimbursements	$7,980,008	$9,773,967
Truckload fuel surcharge and other reimbursements	495,784	1,778,188
Lease Revenue	125,445	1,884
Total Truckload	8,601,237	11,554,039

Brokerage, excluding fuel surcharge and other reimbursements	18,374,680	21,408,682
Brokerage fuel surcharge and other reimbursements	850,675	1,290,410
Total Brokerage	19,225,355	22,699,092
Total Operating Revenue	27,826,592	34,253,131

Operating Income
Truckload	(45,924)	366,473
Brokerage	2,071,824	2,563,522
Total Operating Income	$2,025,900	2,929,995

Depreciation and Amortization
Truckload	$597,041	$549,553
Brokerage	42,296	41,103
Total Depreciation and Amortization	$639,337	$590,656

Note 12 — Retirement plan

Proficient Transport has a 401(k) Profit Sharing Plan (the “Plan”) which covers substantially all employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. Proficient Transport is not required to match any employee contributions. Company contributions may be made to the Plan at the discretion of the Board of Directors and are payable after the close of Proficient Transport’s year-end. During the quarters ended March 31, 2022 and 2023, no discretionary contributions were made.

Note 13 — Commitments and contingencies

None.

Note  14 — Subsequent events

On May 13, 2024, concurrently with the closing of PAL’s initial public offering, Proficient Transport was acquired along with four other companies in separate acquisitions (the “Combinations”) of operating businesses and their respective affiliated entities, as applicable: (i) Delta Automotive Services, Inc. (which converted to Delta Automotive Services, LLC in an F-reorganization on April 29, 2024), doing business as Delta Auto Transport, Inc., (ii) Deluxe Auto Carriers, Inc., (iii) Sierra Mountain Group, Inc., and (iv) Tribeca Automotive Inc. (together, the “Founding Companies” and each a “Founding Company”).

Proficient acquired the stock of the Founding Companies for a combination of cash and shares of its common stock. The aggregate cash consideration paid in the Combinations was approximately $180.4 million, subject to post-closing adjustments. The aggregate stock consideration Proficient paid in the Combinations consisted of approximately 6,978,191 shares of its common stock. The consideration for the Combinations was determined by arms-length negotiations between Proficient and representatives of each Founding Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 2024

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes of Proficient and Proficient Transport included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (the “Quarterly Report”) and the consolidated financial statements and related notes of Proficient and Proficient Transport for the year ended December 31, 2023 included in Proficient’s Registration Statement on Form S-1 (333-278629) (the “Registration Statement”).

Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Proficient Auto Logistics, Inc. and its subsidiaries as a whole, after giving effect to the Combinations.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assume future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this Quarterly Report and Registration Statement, and elsewhere in this Quarterly Report and the Registration Statement. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding:

●	the economic conditions in the global markets in which we operate;

●	our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions;

●	our ability to recruit and retain qualified driving associates, independent contractors and third-party auto transportation and logistics companies;

●	our expectations regarding the successful implementation of the Combinations;

●	geopolitical developments and additional changes in international trade policies and relations;

●	the effect of any international conflicts or terrorist activities, including the current conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or us in particular, and what effects these events will have on our costs and the demand for our services;

●	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

●	our ability to compete effectively against current and future competitors;

●	our ability to maintain our profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes; and our future financial and operating results;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and

●	our use of the net proceeds from the IPO and the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. In addition, in light of certain risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report may not occur. The forward-looking statements made in this document relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

We are a leading non-union, specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America based upon information obtained from leadership of the Auto Haulers Association of America, utilizing roughly 1,130 auto transport vehicles and trailers on a daily basis, including approximately 645 Company-owned transport vehicles and trailers, and employing 643 dedicated employees as of April 30, 2024. Prior to the completion of the IPO, we had not operated as a combined company. From our 49 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies, such as General Motors, BMW, Stellantis, and Mercedes Benz, to electric vehicle (“EV”) producers, such as Tesla and Rivian. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Financial Statement Components

Revenue

We generate revenue by transporting freight for our customers in our OEM contract arrangements and our contract services arrangements. Our OEM contract arrangements provide auto transportation and logistics services through movements of freight over routes across the United States. Our contract services offering devotes the use of equipment to specific customers and provides services through long-term contracts. Our business provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide transportation and logistics of automobiles.

We are typically paid a predetermined rate per load or per mile for our truckload services. Consistent with industry practice, our typical customer contracts do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility to negotiate rates up or down in response to changes in freight demand and truck capacity.

Generally, we receive fuel surcharges on the miles for which we are compensated by customers. Fuel surcharges revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price increases.

The key factors that affect our operating revenue include the average revenue per mile we receive from our customers, the number of units delivered, and in some cases, the number of hours driven. We therefore monitor as key operating metrics average revenue per mile, average revenue per unit, and average revenue per hour, as applicable to the portions of our business that contract on each of these bases.

Operating Expenses

Our most significant operating expenses vary with miles traveled and include (i) fuel and fuel taxes, (ii) driver related expenses, such as salaries, wages, benefits, training and recruitment, (iii) the cost of purchased transportation that we pay to third-party carriers and (iv) costs associated with our executed contracts. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include depreciation of long-term assets, such as revenue equipment and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2 of the accompanying consolidated financial statements of Proficient Transport for additional information about our critical accounting policies and estimates.

Claims and insurance accruals

Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims, plus an estimated liability for incurred but not reported claims and the associated expense. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. Changes in assumptions made in actuarial studies could potentially have a material effect on the provision for workers’ compensation and liability claims. Additionally, if any claim were to exceed our coverage limits, we would have to accrue for and pay the excess amount, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Property and equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). We generally use estimated useful lives of five to ten years for trucks and trailers, classified as transportation equipment. The depreciable lives of our revenue equipment represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The residual value of a substantial portion of our equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

Periodically, we evaluate the useful lives and salvage values of our revenue equipment and other long-lived assets based upon, but not limited to, our experience with similar assets including gains or losses upon dispositions of such assets, conditions in the used equipment market and prevailing industry practices. Changes in useful lives or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material impact on our financial results. Further, if our equipment manufacturer does not perform under the terms of the agreements for guaranteed trade-in values, such non-performance could have a materially negative impact on financial results. We review our property and equipment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. An impairment loss equal to the excess of carrying amount over fair value would be recognized if the carrying amount of the asset is not recoverable.

Income taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

We evaluate the need for a valuation allowance on deferred tax assets based on whether we believe that it is more likely than not all deferred tax assets will be realized. A consideration of future taxable income is made as well as on-going prudent feasible tax planning strategies in assessing the need for valuation allowances. In the event it is determined all or part of a deferred tax asset would not be able to be realized, management would record an adjustment to the deferred tax asset and recognize a charge against income at that time.

Our estimates of the potential outcome of any uncertain tax issue is subject to our assessment of relevant risks, facts and circumstances existing at that time. We account for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, and record a liability when such uncertainties meet the more likely than not recognition threshold. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Reportable Segments

Our business is organized into two operating segments, Truckload and Brokerage, which represent the Company’s reportable segments. The Truckload segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering devotes the use of equipment to specific customers and provides transportation services through long-term contracts. The Company’s Brokerage segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

Truckload Segment

In our Truckload Segment, we generate revenue by transporting freight for our customers under our OEM contract arrangements and our contract services arrangements. Our OEM contract arrangements provide automobile transportation services through movements of freight over routes across the United States. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of automobiles. The main factors that affect operating revenue in the Truckload Segment are the average revenue per mile received from customers, the percentage of miles for which we are compensated and the number of vehicles transported.

We are typically paid a predetermined rate per load or per unit for our Truckload services. Our executed contracts contain fixed terms and rates and are often used by our customers with high-service and high-priority freight. We continually strive to increase our revenues derived from contracts as a percentage of total revenue by continuing to build upon our existing relations and acquire new relations with OEMs.

Our contracts with customers in the Truckload segment generally include a fuel surcharge to account for fluctuating fuel prices. Built into our predetermined contract rates with each customer is a baseline fuel price and when fuel prices rise above this baseline price our customers compensate us for the variance in the form of additional revenue. If fuel prices drop below the baseline price, we in turn owe our customers this variance and record a discount. This additional revenue/discount is represented on the Fuel Surcharge and Other Reimbursements line in our consolidated financial statements. Fuel surcharge revenue mitigates the effect of price increases over the life of the contract; however, these revenues may not fully protect us from all fuel price increases. Conversely, any discount related to a decline in fuel prices mitigates any upside we would otherwise experience from such decline.

In our Truckload segment, our most significant operating expenses vary with miles traveled and include (i) fuel, and (ii) driver related expenses, such as wages, benefits, training and recruitment. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include depreciation of long-term assets, such as trucks and trailers (to which we refer as revenue equipment) and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

Our Truckload segment requires substantial capital expenditures for purchase of new revenue equipment. We use a combination of financing leases and secured long-term debt to acquire revenue equipment. When we finance revenue equipment acquisitions with either finance leases or long-term debt, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation and amortization” and “Interest expense.” We expect our depreciation and amortization and interest expense will be impacted by changes in the percentage of our revenue equipment acquired in any given year.

Brokerage Segment

In our Brokerage segment, we retain the customer relationship, including billing and collection, and we outsource the transportation of the loads to third-party carriers. For this segment, we rely on brokerage employees to procure spot buy arrangement contracts, as well as information systems to match loads and carriers. This segment also includes revenue generated by our owner-operators and some third-party carriers who haul freight for our OEM and contract customers.

Our Brokerage segment revenue is mainly derived from our customers requiring additional transportation needs to haul freight as their current carriers cannot meet their demands. The main factors that affect operating revenue in our Brokerage segment are our customers’ excess inventory needs, the rates we obtain from customers, the freight volumes we ship through our third-party carriers and our ability to secure third-party carriers to transport customer freight. We generally do not have contracted long-term rates for the cost of third-party carriers, and we cannot assure that our results of operations will not be adversely impacted in the future if our ability to obtain third-party carriers changes or the rates of such providers increase.

The most significant expense of our Brokerage segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party carriers and is included in the “Purchased transportation” line item. This expense generally varies depending upon truckload capacity, availability of third-party carriers, rates charged to customers and current freight demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (which are recorded in the “Salaries, wages and benefits” line item).

The primary performance indicator in our Brokerage segment is operating margin (brokerage operating revenue, less brokerage operating expenses, as a percentage of brokerage operating revenue). Operating margin can be impacted by the rates charged to customers and the costs of securing third-party carriers.

Our Brokerage segment does not require significant capital expenditures and is not asset-intensive like our Truckload segment.

Summary Unaudited Combined Financial Information

Dollars in 000’s	Three Months Ended March 31,
	2024	2023
Revenue before Fuel Surcharge	$91,036	$95,416
Fuel surcharge and reimbursements	4,520	6,929
Total Operating Revenue	$95,556	$102,345
Total Operating Expenses	89,018	96,283
Total Operating Income	6,539	6,062
Operating Ratio	93.2%	94.1%

Income before taxes	5,352	4,775
Add Back:
Depreciation and Amortization	4,324	4,605
Interest Expense	1,187	1,287
EBITDA(1)	$10,863	$10,667
EBITDA Margin	11.4%	10.4%

(1)	Our management team reviews EBITDA, a non-GAAP financial measure, to measure the operating performance and financial condition of our business and to make strategic decisions. A non-GAAP financial measure is generally defined as one that purports to measure financial performance but includes adjustments that are not included in the most comparable GAAP measure. See “Non-GAAP Financial Measure” below for additional information regarding the use of EBITDA.

The prospectus filed in connection with our IPO that closed on May 13, 2024 included preliminary combined operating results for the three months ended March 31, 2024 based on the information that was available at that time. Those results were stated as a range of possible results, rather than specific amounts, because our financial account closing procedures were not yet complete at the time of the filing. The amounts shown above reflect the unaudited summary combined financial results following the completion of account closing procedures and include certain reclassifications made in the completion of those procedures. It should be noted that the amounts shown above include the combined operating results of the five Founding Companies without any pro forma adjustments that would give effect to the completion of the IPO or any related expenses or adjustments recognized as a result of the IPO and concurrent Combinations. The results of Proficient reported previously in this Quarterly Report are also not included in the amounts shown above for the three months ended March 31, 2024 as there were no comparative results for the three months ended March 31, 2023 and the expenses incurred by Proficient in the first quarter of 2024 were solely for the purpose of affecting the IPO and related transactions rather than operating in nature.

Revenue before Fuel Surcharge. Revenue before Fuel Surcharge declined $4.4 million, or 4.6%, for the quarter ended March 31, 2024 in comparison to the comparable quarter of 2023. This overall decline reflects lower demand early in the quarter from domestic original equipment manufacturing companies (“OEMs”) impacted by the United Auto Workers strikes in fall 2023, which manifested in a gap in produced vehicles available for delivery during the quarter. This was particularly impactful to the dedicated fleet business which is designed to address excess inventory situations, of which there were fewer during this time. Excluding the dedicated fleet business, total unit deliveries increased approximately 2% year-over-year and average revenue per unit delivered increased from $180 in the first quarter of 2023 to $184 in the first quarter of 2024 – which is approximately 2%.

Fuel Surcharge and reimbursements. Fuel Surcharge and reimbursements declined $2.4 million, or approximately 35%, for the quarter ended March 31, 2024 in comparison to the comparable quarter of 2023. These reimbursements fluctuate with the price of fuel, which was down year-over-year. A similar decrease was experienced in our corresponding fuel expense which is a component of total operating expenses discussed below.

Total Operating Expenses. Total operating expenses declined by $7.3 million, or 7.5%, for the quarter ended March 31, 2024 in comparison to the comparable quarter of 2023. The largest components of this decline were in purchased transportation ($3.1 million) and truck expenses ($2.3 million). While both of these categories could generally be expected to decline along with revenue, truck expenses declined both in absolute dollars and as a percentage of revenue (down approximately 140 basis points), reflecting lower fuel costs but also a further uptick in the percentage of overall revenue attributable to subhaul of approximately 67% during the first quarter of 2024 versus 66% during the first quarter of 2023. The decline in purchased transportation expense reflects the lower demand in the dedicated fleet business discussed above; however, as a percent of revenue purchased transportation expense increased approximately 20 basis points year-over-year due to the shift in business mix noted above.

Total Operating Income and Operating Ratio. Despite the decline in revenue during the first quarter of 2024, operating income increased 7.9% year-over-year, or $477,000, reflecting an approximate 90 basis point improvement in the operating ratio (total operating expense divided by total revenue).

Income before taxes. Income before taxes increased by $577,000 year-over-year due to the combined result of the improved operating ratio noted above and lower interest expense in the first quarter of 2024 reflecting declining debt balances since the first quarter of 2023.

EBITDA. Earnings before interest, taxes, depreciation and amortization declined by approximately 1.8% in the first quarter of 2024 compared to the same period of 2023, largely due to lower levels of both depreciation and interest expense in the current year. EBITDA margin (EBITDA divided by total revenue), however, improved by approximately 60 basis points to 11.4% in the first quarter of 2024 on the strength of the improved operating ratio described above.

Non-GAAP Financial Measure

We report our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). However, management believes that EBITDA provides useful information in measuring our operating performance, generating future operating plans and making strategic decisions regarding allocation of capital. Management believes this information presents helpful comparisons of financial performance between periods by excluding the effect of certain non-recurring items.

EBITDA does not have a standardized meaning prescribed by GAAP and therefore it may not be comparable to similarly titled measures presented by other companies, and it should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

EBITDA is defined as net income (loss) for the period adjusted for interest expense, net, income tax expense (benefit) and depreciation and amortization expense.

The following tables provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA:

	Three Months Ended March 31,
	2024	2023
Proficient Transport
Net income	$1,184,632	$1,961,621
Interest expense	452,390	261,944
Income tax expense	388,878	706,430
Depreciation and amortization expense	639,337	590,656
EBITDA	$2,665,237	$3,520,651

Proficient Auto Logistics, Inc.

Results of Operations for the three months ended March 31, 2024

Revenue. Proficient did not generate any revenue for the three months ended March 31, 2024 and was not formed until June 13, 2023 and therefore, didn’t have operations during the first quarter of 2023.

Operating Expenses. Proficient’s general and administrative expenses of the three months ended March 31, 2024 totaled $309,878. The expenses were incurred for various legal and accounting services in preparation for the IPO and the Combinations described elsewhere in this Form 10-Q.

Net Loss. Proficient’s net loss was $309,878 for the three months ended March 31, 2024.

Liquidity and Capital Resources

Proficient did not require additional funding during the three months ended March 31, 2024. Funding from the small group of initial investors remained available up to the point of the IPO on May 13, 2024.

Net cash used in operating activities totaled $382,135 for the three months ended March 31, 2024, which resulted in $76,098 million of the cash capital previously raised left on hand as of March 31, 2024.

Proficient Auto Transport, Inc.

Results of Operations for the three months ended March 31, 2024 and 2023

The following table sets forth items derived from Proficient Transport’s Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	% Change

Operating revenue
Revenue, before fuel surcharge	$26,354,688	$31,182,649	-15.5%
Fuel surcharge and other reimbursements	1,346,459	3,068,598	-56.1%
Lease revenue	125,445	1,884	6,558.4%
Total operating revenue	$27,826,592	$34,253,131	-18.8%

Total operating expenses	25,800,692	31,323,136	-17.6%
Operating income	2,025,900	2,929,995	-30.9%
Operating ratio	92.7%	91.4%	1.4%

Total other expense	(452,390)	(261,944)	72.7%
Income before income taxes	1,573,510	2,668,051	-41.0%
Net income	$1,184,632	$1,961,621	-39.6%
EBITDA	$2,665,237	$3,520,651	-24.3%
EBITDA margin	9.6%	10.3%	-6.8%

Operating Revenue — Proficient Transport generates revenue from two primary sources: transporting freight for its customers (including related fuel surcharge revenue and other reimbursements) and arranging for the transportation of customer freight by third-party carriers. Proficient Transport has two reportable segments: its Truckload segment and its Brokerage segment. Truckload revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by Proficient Transport’s two Truckload service offerings: OEM transports and contract. Brokerage revenue before fuel surcharges and other reimbursements is primarily generated through brokering freight to third-party carriers. Fuel surcharges and other reimbursements represent additional revenue Proficient Transport earns based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

Proficient Transport’s total operating revenue is affected by, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of our marketing and sales efforts and the availability of drivers and third-party carriers.

Proficient Transport disaggregates revenue from contracts with its customers for Truckload and Brokerage operations between (1) revenue, before fuel surcharges and reimbursements (2) fuel surcharges and reimbursements and (3) lease revenue.

Revenue before fuel surcharge declined $4.8 million, or 15.5%, lower for the quarter ended March 31, 2024 in comparison to the comparable quarter of 2023. This overall decline reflects lower demand due to the United Auto Workers strikes in Fall 2023, which was particularly impactful to the dedicated fleet business. Fuel Surcharge and reimbursements declined $1.7 million, or 56.1%, for the quarter ended March 31, 2024 in comparison to the comparable quarter of 2023. These reimbursements fluctuate with the price of fuel, which was down year-over-year. A similar decrease was experienced in our corresponding fuel expense included in total operating expenses discussed below. Lease revenue increased $123,561, or 6,558.4%, due to growth in Proficient Transport’s leasing offerings.

For the quarter ended March 31, 2024, three of Proficient Transport’s largest customers accounted for approximately 76.7% of operating revenue. As of March 31, 2023, Proficient Transport’s largest three customers accounted for approximately 73.2% of gross accounts receivable.

In the Truckload segment, operating revenues decreased by $2.9 million, or 25.6%, for the quarter ended March 31, 2024 over the same quarter in prior year, reflecting the impacts of the United Auto Workers strike, as noted above. Excluding the dedicated fleet business, total unit deliveries decreased approximately 21.0% year-over-year and average revenue per unit delivered decreased from $644 in the first quarter of 2023 to $607 in the first quarter of 2024 – which is approximately 5.7%.

In the Brokerage segment, operating revenues decreased by $3.5 million, or 15.3%, for the quarter ended March 31, 2024 over the same quarter in prior year. The decrease in the Brokerage segment’s revenue was driven by the aforementioned United Auto Workers strike.

Total Operating Expenses — Total operating expenses declined by $5.5 million, or 17.6%, for the quarter ended March 31, 2024 in comparison to the comparable quarter of 2023. The largest components of this decline were in salaries, wages and benefits ($1.2 million) and purchased transportation ($2.3 million). Salaries, wages, and benefits decreased as Proficient Transport had a reduction in drivers year over year and a reduction in driver pay related to the United Auto Workers strike. The decline in purchased transportation expense reflects the lower demand in the brokerage business discussed above.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. Proficient Transport’s operating ratio increased by 1.3% to 92.7% as of March 31, 2024 as compared to 91.4% in 2023. The increase in costs was primarily due to the increase in due diligence and other transaction costs associated with the Company’s IPO that occurred in May 2024.

Total Other Expense — Other (expense) income increased by $190,446, or 72.7%, due to one-time financing fees associated with the termination of leases.

EBITDA — EBITDA decreased by $855,414, or 24.3%, due to a decrease in net income as well as a decrease in income taxes, which is an add back for the EBITDA calculation. See “Non-GAAP Financial Measure” section above for Proficient Transport’s calculation of EBITDA

Liquidity and Capital Resources

Overview

Proficient Transport’s business requires substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on Proficient Transport’s obligations, lease payments and tax payments when Proficient Transport generates taxable income. Recently, Proficient Transport has financed its capital requirements with borrowings under its credit facility, cash flows from operating activities, direct equipment financing, and proceeds from equipment sales. Proficient Transport intends to purchase approximately ten tractors and trailers in the coming year and plans to finance the purchases through a combination of operating cash flows and direct equipment financing.

Proficient Transport believes it can fund its expected cash needs in the short-term, including debt repayment and the capital purchases described above, with projected cash flows from operating activities, borrowings under its credit facility and direct debt and lease financing it believes to be available for at least the next 12 months. Over the long-term, Proficient Transport expects that it will continue to have significant capital requirements, which may require Proficient Transport to seek additional borrowings or lease financing. The availability of financing will depend upon Proficient Transport’s financial condition and results of operations as well as prevailing market conditions.

Sources of liquidity

As of March 31, 2024 and December 31, 2023, Proficient Transport had an outstanding balance on a revolving line of credit of $0 and $3.5 million, respectively. Proficient Transport’s revolving line of credit is with a financial institution which provides for borrowings up to $18.0 million subject to a borrowing base calculation of Qualified Accounts Receivable plus Qualified Rolling Stock (trucks, tractors, and trailers that transport goods in interstate commerce purchased on the line). Interest is payable monthly at the Prime Rate plus 0.75% per annum, but no less than 4.0% per annum (9.25% as of March 31, 2024). Borrowings against the line of credit are secured by all Proficient Transport’s assets and matures in December 2024, when all accrued interest and unpaid principal is due. Subsequent to year end, Proficient Transport entered into an amendment with the financial institution that extended the maturity date to March 30, 2025. The line of credit requires Proficient Transport to comply with certain restrictive covenants, including but not limited to a debt service coverage ratio, tangible net worth plus subordinated debt, and liabilities to tangible net worth plus subordinated debt ratio. Proficient Transport was in compliance with all other covenants for the as of March 31, 2024 and December 31, 2023.

Cash Flows

For the three months ended March 31, 2024, Proficient Transport generated cash flows from operating activities of $5.3 million, a $3.9 million increase compared to the three months ended March 31, 2023. The increase was primarily due to a decrease in accounts receivable of $7.0 million, which was offset by a $1.5 million decrease in payables and accrued liabilities associated with subhauler payments.

Proficient Transport generated cash flows from investing activities of $19,298, an increase of $82,335 compared to the same quarter in 2023. The increase was primarily due to the increase in proceeds from the sale of equipment of compared to 2023.

Proficient Transport used $3.9 million in cash flows from financing activities, an increase of $2.6 million compared to the same quarter in 2023. The increase was primarily due to $16.7 million of repayments on the Company’s line of credit, which was offset by borrowings on the line of credit of $13.3 million.

Emerging Growth Company Status

We qualify as an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) reduced disclosure about our executive compensation arrangements; (ii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iii) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and (iv) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this Quarterly Report. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. Additionally, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The Company is involved from time to time in various legal proceedings and governmental and regulatory proceedings that arise in the ordinary course of business. The Company does not believe that such litigation, claims, and administrative proceedings will have a material adverse impact on the Company’s financial position or results of operations.

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties. The following summary highlights some of the risks the Company is exposed to in the normal course of its business activities. If any of these risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected. This summary is not complete and the risks summarized below are not the only risks the Company faces. You should review and consider carefully the risks and uncertainties described in more detail following this summary in this Item 1A of Part II of this Quarterly Report, which includes a more complete discussion of the risks summarized below, as well as a discussion of other risks related to the Company’s business and an investment in its common stock.

●	We have not operated as a combined company, and we may not be able to successfully integrate the Founding Companies into one entity.

●	Increased competition in the auto transportation and logistics industry could result in a loss of our market share or a reduction in our rates, which could have a material adverse effect on our operations.

●	We are highly dependent on the automotive industry, and a decline in the automotive industry could have a material adverse effect on our operations.

●	We are dependent on a small number of customers for a large portion of our revenue.

●	Our business depends upon compliance with numerous government regulations.

●	Arrangements with independent contractors expose us to risks that we do not face with employees.

●	Any unionization efforts or labor regulation changes in certain jurisdictions in which we operate could divert management’s attention and could have a materially adverse effect on our operating results or limit our operational flexibility.

●	Increases in driving associate compensation or difficulties attracting and retaining qualified driving associates could have a materially adverse effect on our profitability and the ability to maintain or grow our business.

●	We will need to build or acquire integrated information technology systems, and our business may be seriously harmed if we fail to maintain, upgrade, enhance, protect, and integrate our information technology systems.

●	Operational risks, including the risk of cyberattacks, may disrupt our business and could result in losses.

Risks Related to Our Business and Operations

We have not operated as a combined company, and we may not be able to successfully integrate the Founding Companies into one entity.

The Founding Companies have historically operated independently of one another. There can be no assurance that we will be able to integrate the operations of the Founding Companies successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis and report the results of operations of the combined entities on a timely basis. In addition, there can be no assurance that our recently assembled management team will be able to successfully manage the combined entity and effectively implement our operating or growth strategies. Our success will depend on management’s ability to integrate the companies successfully.

Increased competition in the auto transportation and logistics industry could result in a loss of our market share or a reduction in our rates, which could have a material adverse effect on our operations.

The auto transportation and logistics market is a highly competitive and fragmented industry. We currently compete with other auto carriers of varying sizes, logistics, brokerage and transportation services providers of varying sizes, as well as with railroads and independent owner-operators. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. Our competitors periodically reduce their freight rates to gain business, especially when adverse economic conditions are present, which negatively impact customer shipping volumes, truck capacities, or operating costs. In addition, certain of the Company’s customers may develop new methods for hauling vehicles, such as using local drive-away services to facilitate local delivery of products. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at costs to customers that are less than the long-haul delivery cost of our services. Additionally, the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources, and the development of new methods or technologies for hauling vehicles could lead to increased investments to remain competitive, either of which may lead to new market entrants and increased competition overall. If we lose market share to these competitors or have to reduce our rates in order to retain our market share, our financial condition and results of operations could be materially and adversely affected.

We are highly dependent on the automotive industry and a decline in the automotive industry could have a material adverse effect on our operations.

The automotive transportation market in which we operate is dependent upon the volume of new automobiles, sport utility vehicles (“SUVs”), and light trucks manufactured, imported and sold by the automotive industry in the United States, Canada, and Mexico. The automotive industry is highly cyclical, and the demand for new automobiles, SUVs and light trucks is directly affected by such external factors as general economic conditions in the United States, Canada and Mexico, unemployment rates, labor shortages or strikes, consumer confidence, government policies, continuing activities of war, terrorist activities and the availability of affordable new car financing. As a result, our results of operations could be adversely affected by downturns in the general economy and in the automotive industry, and by changing consumer preferences in purchasing new automobiles, SUVs and light trucks or the overall financial condition of our major customers. A significant decline in the volume of automobiles, SUVs and light trucks manufactured, imported and sold in the United States could have a material adverse effect on our operations.

We are dependent on a small number of customers for a large portion of our revenue.

Historically, a small group of our customers have made up a majority of our revenue. Specifically, for the year ended December 31, 2023, our top five customers accounted for 59.6% of our combined operating revenue and our top ten customers accounted for 84.3% of our combined total operating revenue. General Motors Company accounted for 25.6% of our combined operating revenue, Stellantis N.V. accounted for 8.9% of our combined operating revenue, BMW accounted for 8.9% of our combined operating revenue, Mercedes Benz accounted for 8.4% of our combined operating revenue and Toyota accounted for 7.8% of our combined operating revenue for the year ended December 31, 2023. There is no assurance any of our customers, including this select group of customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements, certain of our customers may engage in competitive bidding processes that could negatively impact our contractual relationships. A loss of any of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Our business depends upon compliance with numerous government regulations.

Our operations are regulated and licensed by various federal, state, and local transportation agencies in the United States. We are subject to licensing and regulation by the U.S. Department of Transportation (the “DOT”) for the transportation of property. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We also have and maintain other licenses as required by law. In addition to the DOT, various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, safety, contract compliance, insurance requirements, tariff and trade policies, taxation, and financial reporting.

We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance or receive an unsatisfactory DOT safety rating, the DOT could restrict or otherwise materially adversely impact our business, financial conditions and results of operations.

We could become subject to new or more restrictive regulations, such as regulations relating to U.S. Environmental Protection Agency mandated engine emissions requirements, drivers’ hours of service, occupational safety and health, ergonomics, cargo security, collective bargaining, and other matters affecting safety or operating methods. Our drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. Compliance with all such regulations could substantially require changes in our operating practices, influence the demand for auto transportation and logistics services, reduce equipment and driver productivity and our load factor, and the costs of compliance could incur significant additional expenses.

Any such change in an applicable regulation or ruling in a judicial proceeding could have a material adverse effect on our business.

We cannot predict the impact that future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.

Our engagement of owner-operators to provide a portion of our capacity exposes us to different risks than we face with our company drivers.

We face a complex and increasingly stringent regulatory and statutory scheme relating to wages, classification of employees and alternate work arrangements. Tax and other regulatory authorities, as well as owner-operators themselves, have increasingly asserted that owner-operators within our industry are employees, rather than independent contractors. Automotive transportation companies have been, and may continue to be, subject to lawsuits alleging that their drivers were misclassified as independent contractors rather than employees. Further, class actions and other lawsuits have been filed against us and others in our industry seeking to reclassify owner-operators as employees for a variety of purposes, including workers’ compensation and health care coverage. If any such cases are judicially determined in a manner adverse to us or our businesses, there could be an adverse impact on our operations in the effected jurisdictions. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the owner-operators we contract with are deemed employees, we could incur additional exposure under laws for federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort. The exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings. For example, Sierra and Deluxe, in 2022 and 2020, respectively, reclassified their owner-operators in California as sub-haulers and employees, as appropriate. While the entities experienced increased expenses associated with additional employees, the reclassification did not impact revenue recognition. We continue to evaluate the classification of drivers to ensure compliance with all relevant laws. While we continue to engage owner-operators where permissible and do not believe any future reclassifications would be material, we cannot guarantee an immaterial impact. Any such change in applicable regulation or ruling in a judicial proceeding could have a material adverse effect on our business.

In addition, our lease contracts with owner-operators are governed by federal leasing regulators, which impose specific requirements on us and owner-operators retained by us. Litigation alleging violations of lease agreements or contractual terms could result in adverse decisions against us.

We may be adversely impacted by fluctuations in the price and availability of fuel and our ability to collect fuel surcharges.

We must purchase large quantities of fuel to operate our business, which is a significant operating expense. The price and availability of fuel can be highly volatile and can be impacted by factors beyond our control, such as natural disasters, adverse weather conditions, political events or international conflicts, price and supply decisions by oil producing countries, or changes to trade agreements. An increase in fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have an adverse effect on our operating results.

We typically are able to pass through a portion of our fuel costs to our customers. Changes in fuel costs will not result in a direct offset to fuel surcharges due to the nature of the calculation of fuel surcharges, which is customer-specific and fluctuates as a result of miles driven, changes in the number and types of units hauled per customer, as well as the relationship of the national average cost of fuel (the national average diesel price index) or other contractually determined customer index benchmarks compared to actual fuel prices paid at the pump. In addition, depending on the base rate and fuel surcharge levels agreed upon by our customers, there could be a delay in reflecting increases in our surcharges to customers resulting from a rapid and significant change in the cost of diesel fuel, which could also have a material adverse effect on our operating results.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We require substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on debt obligations, lease payments and tax payments. In the future, we may require additional capital to cover such expenses. Any debt financing obtained by us in the future may contain, certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:

●	incur additional indebtedness;

●	incur certain liens;

●	consolidate, merge or sell or otherwise dispose of our assets;

●	make investments, loans, advances, guarantees and acquisitions;

●	enter into swap agreements;

●	redeem, repurchase or refinance our other indebtedness; and

●	amend or modify our governing documents.

Such covenants may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and respond to business challenges could be significantly limited.

Our operations expose us to potential environmental liabilities.

Our operations are subject to a number of federal, state and local laws and regulations relating to the storage of petroleum products and hazardous materials, as well as safety regulations relating to the upkeep and maintenance of our vehicles. In particular, our operations are subject to federal, state and local laws and regulations governing leakage from salvage vehicles, waste disposal, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. It is possible that an environmental claim could be made against us or that we could be identified by the Environmental Protection Agency, a state agency or one or more third parties as a potentially responsible party under federal or state environmental laws. If we were to be named a potentially responsible party, we could be forced to incur substantial investigation, legal and remediation costs, which could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely impacted by work stoppages and other labor matters.

A substantial number of the employees of our largest customers are members of trade unions and are employed under the terms of collective bargaining agreements. During 2023, labor strikes by the United Auto Workers of its employees at certain facilities of Ford, General Motors and Stellantis caused a 45-day shutdown of the affected manufacturing operations. Future work stoppages at our automotive customers or their suppliers could negatively impact our revenues and profitability.

Any unionization efforts or labor regulation changes in certain jurisdictions in which we operate could divert management’s attention and could have a materially adverse effect on our operating results or limit our operational flexibility.

We consider our relationship with our employees to be satisfactory, and none of our employees are represented by a union in collective bargaining with us. However, efforts could be made by employees and third parties from time to time to unionize portions of our workforce. Any unionization efforts, collective bargaining agreements or work stoppages could have a materially adverse effect on our operating results or limit our operational flexibility.

Sustained periods of severe abnormal weather can have a material adverse effect on our business.

Certain weather conditions can disrupt our operations, which will negatively affect revenues on a particular business day that may not be recouped in the future. Inefficiencies in our loading, unloading and transit times associated with cleaning snow off of our rigs before use and cleaning snow off of vehicles being transported before and after transporting them, increased lodging costs due to hours of service restrictions for our drivers and premium (overtime) pay required in order to complete the unit movements over weekends to make up for the inefficiencies caused by delayed delivery of on-ground customer inventories may also have a negative impact on earnings.

There can be no assurance that we will continue to manage our business effectively when influenced by severe weather events or that severe weather events will not have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy includes acquisitions, diversification into new specialty transportation businesses and expansion into new geographic markets. We are subject to various risks in pursuing this growth strategy and we may have difficulty in integrating businesses we acquire and may be subject to unexpected liabilities.

Our business strategy includes a growth strategy partly dependent on acquisitions, diversification into specialty transportation businesses and expansion into new geographic markets.

However, we may not be able to identify suitable acquisition candidates in the future, and we may never realize expected business opportunities and growth prospects from acquisitions. Acquisitions involve numerous risks, including, but not limited to: difficulties in integrating the operations, technologies and products acquired; the diversion of our management’s attention from other business concerns; current operating and financial systems and controls may be inadequate to deal with our growth; and the risks of entering markets in which we have limited or no prior experience and the loss of key employees. Furthermore, even if we are able to identify attractive acquisition candidates, we may not be able to obtain the financing to complete such acquisitions.

If these factors limit our ability to integrate the operations of our acquisitions, successfully or on a timely basis, our expectations of future results of operations may not be met. In addition, our growth and operating strategies for any business we acquire may be different from the strategies that such business currently is pursuing. If our strategies are not the appropriate strategies for a company we acquire, it could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.

Furthermore, there may be liabilities that we do not discover in the course of performing due diligence investigations on each company or business we have already acquired or may acquire in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or noncompliance with, or liability pursuant to, applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. In addition, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. Rights to indemnification by sellers of assets to us, even if obtained, may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

We currently intend to finance future acquisitions by using a combination of common stock, cash and debt. To the extent we issue shares of common stock to finance future acquisitions, the interests of existing stockholders will be diluted. If the common stock does not maintain a sufficient market value, or if potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to pursue our acquisition program. Upon consummation of the IPO and application of the proceeds therefrom, we had approximately $30 million of net proceeds remaining for future acquisitions and working capital. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings. There can be no assurance that we will be able to obtain the financing we will need for our acquisition program on acceptable terms, or at all.

We currently generate most of our revenue from the transportation of vehicles. However, we may grow our business by diversifying and entering into new specialty transportation businesses. To the extent we enter into such businesses, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of existing clients due to the perception that we are no longer focusing on our core business. Entry into certain new specialty transportation businesses may also subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new specialty transportation business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations could be materially adversely affected.

Technological advances are facilitating the development of driverless vehicles, which may materially harm our business.

Driverless vehicles are being developed for the transportation and automotive industries that, if widely adopted, may materially harm our business. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the transportation and automotive industries is uncertain and could include changes in the level of new and used vehicles sales, the price of new vehicles, and the demand for our services, any of which could materially and adversely affect our business.

Because we have not operated as a combined company, we do not have a long-term reputation of success.

As we have not operated as a combined company, we do not have the long-term reputation of success that other well-established companies have. Particularly in the transportation market, in which trust is important, the absence of a proven reputation could make it more difficult to establish new customers. As a result, we will rely more heavily on the brand value and reputation of the individual Founding Companies.

The transportation infrastructure continues to be a target of terrorists.

Because transportation assets continue to be a target of terrorists, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. These security requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations.

Ongoing insurance and claims expenses could result in significant expenditures and reduce, and cause volatility in, our earnings.

We, by the nature of our operations, are exposed to the potential for a variety of claims, including personal injury claims, vehicular collisions and accidents, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, commercial and contract disputes, cargo loss and property damage claims. We maintain, and each of the Founding Companies has maintained, insurance coverage with established insurance companies at levels we or they deem adequate. The trucking business has experienced significant increases in the cost of liability insurance, in the size of jury verdicts in personal injury cases arising from trucking accidents and in the cost of settling such claims. If the number or severity of future claims continues to increase, claims expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims or deductible levels, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

In recent years, several insurance companies have completely stopped offering coverage to trucking companies or have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. To the extent that the third-party insurance companies propose increases to their premiums for coverage of commercial trucking claims, we may decide to pay such increased premiums or increase our financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention or reducing the amount of total coverage. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost for obtaining such coverage, or could subject us to significant liabilities for which no insurance coverage is in place, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Our self-insured retention limits can make our insurance and claims expense higher and/or more volatile. We accrue for the estimated costs of the uninsured portion of pending claims based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses associated with claims, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.

In addition, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Increases in driving associate compensation or difficulties attracting and retaining qualified driving associates could have a materially adverse effect on our profitability and the ability to maintain or grow our fleet.

Difficulty in attracting and retaining sufficient numbers of qualified driving associates, independent contractors, and third-party capacity providers, could have a materially adverse effect on our growth and profitability. The transportation industries are subject to a shortage of qualified driving associates. Such shortage is exacerbated during periods of economic expansion, in which there may be alternative employment opportunities, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by other future outbreaks similar to COVID-19 and any governmental imposed lockdown or other attempts to reduce the spread of such an outbreak may reduce the pool of potential drivers available to us. Regulatory requirements could further reduce the number of eligible driving associates. Our inability to engage a sufficient number of driving associates and independent contractors may negatively affect our operations. Further, our driving associate compensation and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driving associate and independent contractor rates in future periods.

In connection with the preparation of Proficient Transport’s audited financial statements for the year ended December 31, 2023, a material weakness in Proficient Transport’s internal controls over financial reporting was identified and, if our remediation is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and profitability.

We have identified a material weakness in Proficient Transport’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was related to IT general controls in Proficient Transport’s financial systems.

Remediation steps are being taken designed to improve Proficient Transport’s internal controls over financial reporting to address the underlying causes, including: designing and implementing increased controls, increased oversight and review of technical systems and engaging third-parties. We continue to work on other remediation initiatives.

While we believe that these efforts will improve Proficient Transport’s internal controls over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are unable to successfully remediate our existing or any future material weakness, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price and profitability may decline as a result.

Increased prices for new equipment, trucks and their parts, and the decreased availability of new equipment or the failure of manufacturers to meet their sale obligations could have a materially adverse effect on our business, profitability and operations.

We are subject to risk with respect to increased prices for new trucking equipment and decreased vendor output. Any decrease in vendor or manufacturer output could have an adverse effect on our ability to sustain our desired growth rate and maintain our trucking fleet.

We are sensitive to the used equipment market and fluctuations in prices and demand for trucking equipment. The market for used equipment is affected by several factors, including the demand for freight, the supply of new and used equipment, the availability and terms of financing, the presence of buyers for export to foreign countries, and commodity prices for scrap metal. We have seen a softening of the used equipment market recently.

Our success depends in part on the contributions of our executives and managers, including those who were employees of the Founding Companies.

We are highly dependent upon our senior management team. In particular, the loss of the services of Richard O’Dell or Brad Wright could have a material adverse effect on our business, financial condition and results of operations. We do not presently maintain “key man” life insurance with respect to members of senior management. In addition, our operating facilities are managed by regional and local managers who have an average of 15 years of auto transportation and logistics experience and substantial knowledge of the local markets served, including former owners and employees of the Founding Companies. Insofar as the Founding Companies’ stockholders will receive a significant portion of the purchase price in shares of common stock, our ability to retain their services may depend, in part, on the common stock maintaining a sufficiently high market price. We believe these employees’ knowledge of the industry and our business model, coupled with their invaluable relationships with customers and vendors, may be highly difficult to replicate. The loss of one or more of these managers may have a material adverse effect on our business, financial condition and results of operations in the event that we are unable to find a suitable replacement in a timely manner.

The timely, professional and dependable service required by auto transportation and logistics customers requires an adequate supply of skilled dispatchers, drivers and support personnel. Accordingly, our success will depend on our ability to employ, train and retain the personnel necessary to meet our service requirements. From time to time, and in particular areas, there are shortages of skilled personnel, and there can be no assurance that we will be able to maintain an adequate skilled labor force necessary to operate efficiently, that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel or that we will not have to curtail our planned growth as a result of labor shortages.

We will need to build or acquire integrated information technology systems and our business may be seriously harmed if we fail to maintain, upgrade, enhance, protect, and integrate our information technology systems.

Each of the Founding Companies is currently using separate accounting, financial and dispatch systems. We are beginning the process of selecting and implementing systems that will enable us to centralize our accounting and financial reporting activities at our headquarters in Jacksonville, Florida. In addition, we intend to have all the Founding Companies utilize the same licensed, national dispatch system for their transport operations. We anticipate that we will need to upgrade and expand our information technology systems on an ongoing basis as we expand our operations and complete acquisitions. There can be no assurance that we will not encounter unexpected delays and costs in connection with implementing such systems or that such systems when installed will function in accordance with our expectations.

We must ensure that our information technology systems remain competitive. If our systems are unable to maintain high volumes with reliability, accuracy and speed as the information technology systems are centralized and we continue to grow, our service levels and operating efficiencies may decline. Additionally, if we fail to enhance our systems to meet customer needs, our results of operations could be harmed.

Operational risks, including the risk of cyberattacks, may disrupt our business, result in losses or limit our growth.

We rely heavily on our financial, accounting, treasury, communications and other data processing systems and a continued and efficient operation of such systems. Such systems may fail to operate properly or become disabled because of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which may continue to increase in sophistication and frequency in the future.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we take to evaluate the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

Our risk management systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to us. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders and material nonpublic information. We could be required to make a significant investment to remedy the effects of any such failures, harm to our reputations, legal claims we may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our business and financial performance.

Our contractual agreements with our owner-operators expose us to risks that we do not face with company drivers.

Our reliance on independent owner-operators creates numerous risks for our business. For example, if our independent owner-operators fail to meet our contractual obligations or otherwise fail to perform in a manner consistent with our requirements, we may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that we provide to customers. If we fail to deliver on time, if the contractual obligations are not otherwise met, or if the costs of our services increase, then our profitability and customer relationships could be harmed.

Owner-operators are third-party service providers, as compared to company drivers who are employed by us. As independent business owners, our owner-operators may make business or personal decisions that conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, an owner-operator may deny loads of freight from time to time. In these circumstances, we must be able to timely deliver the freight in order to maintain relationships with customers. In addition, adverse changes in the financial condition of our independent contractor owner-operators or increases in their equipment or operating costs could cause them to seek higher revenues. The prices we charge our customers could be impacted by such issues, which may in turn limit pricing flexibility with customers.

We are directly affected by the state of the global economy and geopolitical developments.

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is susceptible to trends in economic activity. As our business is to transport automobiles, so our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade — key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions (including, but not limited to the worldwide semiconductor shortage), interest rates and currency exchange rates, labor costs and unemployment rates, labor shortages or strikes, fuel and energy prices, public health crises, inventory levels, buying patterns and disposable income, debt levels, and credit availability.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

We expect to experience significant fluctuations in quarterly operating results due to a number of factors, including the timing of auto production and sales and acquisitions and related costs; our success in integrating acquired companies; the loss of significant customers or contracts; the timing of expenditures for new equipment and the disposition of used equipment; price changes in response to competitive factors; and general economic conditions. As a result of these fluctuations, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Our business and operating results are subject to seasonal fluctuations, which could result in fluctuations in our operating results and stock price.

The provision of auto transportation and logistics services is subject to seasonal variations. Specifically, there are times when auto manufacturing plants have maintenance time off which impacts the auto delivery cycle. Auto transportation and logistics tends to be strongest in the months with the mildest weather because inclement weather tends to slow the delivery of vehicles.

Our stockholders and management will have significant control over stockholder matters.

Following consummation of the Combinations and the IPO, the executive officers and directors (including persons who have agreed to serve as directors) and the former stockholders of the Founding Companies, including their respective affiliates, beneficially own approximately 26.75% of our outstanding common stock. Accordingly, these persons, if acting in concert, will hold sufficient voting power to enable them to significantly influence the election of all of the directors and the outcome of all issues submitted to a vote of our stockholders. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, including transactions in which the holders of common stock might receive a premium for their shares over prevailing market prices.

Risks Related to the Securities Markets and Ownership of Our Common Stock

An active and liquid trading market for our common stock may not be sustained and the lack of a an active and liquid market could affect your ability to resell your shares of common stock or the price at which they may be sold.

Prior to the IPO, no market for shares of our common stock existed. Our common stock is listed on the Nasdaq Global Market under the symbol “PAL.” An active or liquid trading market for our common stock may not be sustained. The lack of an active market may also reduce the fair market value of shares of our common stock. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock in the future and may impair our ability to enter into strategic collaborations or acquire companies by using our shares of common stock as consideration.

Our stock price may be volatile, which could cause you to lose all or part of your investment in our common stock.

The market price of our common stock may be volatile and could fluctuate widely in response to many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. The following factors, in addition to other factors included elsewhere in this Quarterly Report, may have a significant impact on the market price of our common stock:

●	volatility and instability in the financial and capital markets;

●	our operating and financial performance, quarterly or annual earnings relative to similar companies;

●	announcements by competitors that impact our competitive outlook;

●	publication of news stories about us, our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	announcements relating to strategic transactions, including acquisitions, collaborations, or similar arrangements;

●	sales of our common stock by us, our insiders, or other stockholders, or issuances by us of shares of our common stock in connection with strategic transactions;

●	regulatory developments or legal developments;

●	litigation or arbitration;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	general economic, political and market conditions and other factors; and

●	the occurrence of any of the risks described in this section titled “Risk Factors.”

If securities or industry analysts do not publish research or reports about our business, or if they publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced in part by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the industry or securities analysts, or the content and opinions included in their reports and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, or if analysts cease coverage of us, we could lose visibility in the financial markets, and the trading price for our common stock could be impacted negatively. If any of the analysts who cover us publish inaccurate or unfavorable research or opinions regarding us, our business model, or our stock performance, our stock price would likely decline.

Sales of a substantial number of our shares of common stock in the public market could cause our stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

As of June 20, 2024, we have 26,089,833 shares of common stock outstanding. All shares of common stock sold in the IPO will be freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held by our “affiliates” as defined in Rule 144 under the Securities Act. The resale of the remaining 9,779,632 shares, or approximately 37.5% of our outstanding shares of common stock, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with the IPO. However, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning November 13, 2024. Shares issued upon the exercise of stock options and warrants outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, market stand-off agreements and/or lock-up agreements, as well as Rules 144 and 701 under the Securities Act.

Upon the completion of the IPO, the holders of approximately 5,758,963 shares, or approximately 22.1% of our outstanding shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. Once we register the offer and sale of shares for the holders of registration rights, these shares will be able to be sold in the public market upon issuance, subject to the 180-day lock-up agreements entered into in connection with the IPO.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay an acquisition of us that may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our Board of Directors (the “Board”) or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified board of directors so that not all members of our Board are elected at one time;

●	permit only the Board to establish the number of directors and fill vacancies on the board of directors;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

●	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the transaction is approved in a prescribed manner.

Any provision of our certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

The exclusive forum provisions in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees, or the underwriters of any offering giving rise to such claim, which may discourage lawsuits with respect to such claims.

Our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, or the underwriters of any offering giving rise to such claims, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and prospects.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions in our amended and restated bylaws, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim, and may result in increased costs for a stockholder to bring such a claim, in a judicial forum of their choosing for disputes with us or our directors, officers, other employees or agents, which may discourage lawsuits against us and our directors, officers, other employees or agents.

Our Board is authorized to issue and designate shares of our preferred stock without stockholder approval.

Our amended and restated certificate of incorporation authorizes our Board, without the approval of our stockholders, to issue shares of preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, and to establish from time to time the number of shares of preferred stock to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of convertible preferred stock may be senior to or on parity with our common stock, which may reduce our common stock’s value.

Because we do not anticipate paying any dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared nor paid dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development, operation and expansion of our business and we do not anticipate declaring or paying any dividends in the foreseeable future. As a result, capital appreciation of our common stock, which may never occur, will be your sole source of gain on your investment for the foreseeable future.

General Risk Factors

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

By disclosing information in this Quarterly Report and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this prospectus.

We could be an emerging growth company for up to five years following the completion of the IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the December 31 of such year, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and once we are no longer “an emerging growth company,” management will be required to assess the effectiveness of these controls annually. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

Unstable economic and market conditions may have serious adverse consequences on our business, financial condition and stock price.

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (e.g., related to the ongoing Russia-Ukraine conflict and Israel-Palestine conflict). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

The success of our business is dependent on our brand equity.

Negative press coverage, lawsuits, regulatory investigations, unfavorable publicity, or allegations of wrongdoings could affect our reputation and result in a loss of brand equity. Any assertion of wrongdoing by a Company executive, associate, or hired independent contractor, despite a lack of factual basis, may affect our brand image and reputation. If we fail to maintain and affirmatively protect our brand value, demand for our services could wane and we may fail to attract qualified candidates for open positions. Such events may cause us to devote additional resources to repairing our brand value and reputation. Any negative effect on our brand value may cause an adverse effect on our financial condition, liquidity, and results of operations.

We are subject to risks associated with climate change, including increased regulation of our emissions, and the potential increased impacts of severe weather events on our operations.

Concern over climate change, including the effect of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit emissions, including vehicle engine emissions. Increasingly, state and local governments are also considering greenhouse gas regulatory (“GHG”) requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. Increased regulation regarding GHG emissions, vehicle engine emissions, could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase to transport vehicles. Until the timing, scope, and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses and have an adverse direct or indirect effect on our business, if instituted.

Additionally, the potential acute and chronic physical effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise, excessive heat, longer-term changes in weather patterns and other climate-related events, could affect our operations, infrastructure and financial results. Operational impacts, such as more frequent delays in our ability to transport cargo, could result in loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to predict accurately the materiality of any potential losses or costs associated with the physical effects of climate change.

We may be subject to securities litigation, which is expensive and could divert management attention.

As described above, the market price of our common stock is likely to be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation (including the cost to defend against, and any potential adverse outcome resulting from any such proceeding) can be expensive, time-consuming, damage our reputation and divert our management’s attention from other business concerns, which could seriously harm our business.

Developments in applicable tax laws may adversely impact our business, results of operations and financial condition. Our effective tax rate could also be adversely affected as a result of various evolving factors, including changes in the scope of our operations.

New tax laws, statutes, rules or regulations may be enacted at any time, or interpreted, changed, modified or applied to us, any of which could have an adverse impact on our business, results of operations and financial condition. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented or changes in the scope of our operations occur, including expansion to new geographies, such changes could adversely affect our effective tax rate and our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

On December 21, 2023, Proficient entered into the Combination Agreements with the equity owners of the Founding Companies pursuant to which Proficient agreed to acquire the Founding Company for a combination of cash and shares of Proficient common stock. The consideration paid in the Combinations (which closed on May 13, 2024) consisted of cash (including certain amounts payable as bonuses to certain key employees and certain amounts payable to reimburse certain Founding Companies for pre-closing capital expenditures) of approximately $180.4 million (subject to certain adjustments), and 6,978,191 shares of Proficient common stock (provided, that 541,866 of these shares of common stock were held back to satisfy the indemnification obligations of certain of the Founding Companies for a period of 12 months following the closing of the IPO). All such shares were issued in private offerings pursuant to Section 4(a)(2) of the Securities Act and applicable state securities laws. For a further description of the Combinations, see “Certain Relationships and Related Person Transactions — The Combinations with the Founding Companies” in the Registration Statement.

The Registration Statement was declared effective by the SEC on May 8, 2024 and the IPO closed on May 13, 2024. Stifel, Nicolaus & Company, Incorporated, Raymond James & Associates, Inc. and William Blair & Company, L.L.C. acted as joint book-running managers representatives for the IPO. Proficient sold 14,333,333 shares of its common stock in the IPO at a public offering price of $15.00 per share. Proficient also granted the underwriters a 30-day option to purchase up to an additional 2,149,999 shares of common stock from Proficient at the initial public offering price, less the underwriting discount. On June 4, 2024, the underwriters purchased 1,435,000 shares of common stock pursuant to their overallotment option. The net proceeds from the IPO (including the net proceeds from the partial exercise of the IPO underwriters’ overallotment option were approximately $215.2 million, after payment by Proficient of underwriting discounts and commission of approximately $16.6 million and expenses of approximately $4.75 million. Approximately $180.4 million was used to pay the cash portion of the Combinations consideration payable to the equity holders of the Founding Companies and approximately $3.0 million was used to pay expenses incurred in connection with the Combinations. The remaining net proceeds will be used for general corporate purposes, which are expected to include working capital and future acquisitions.

Proficient did not repurchase any shares of its common stock during the three-month period ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2024.

Item 6. Exhibits

Exhibit Number

31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proficient Auto Logistics, Inc.

Date: June 20, 2024	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)