Form 10-Q
period 2024-06-30
Proficient Auto Logistics, Inc
filed 2024-08-14
CIK 1998768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 25,960,435 shares of common stock outstanding at August 9, 2024.

Index

Page
PART I - FINANCIAL INFORMATION:
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Proficient Auto Logistics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) (Successor) and December 31, 2023 (Predecessor)	1
Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 (Successor), the period from April 1, 2024 to May 12, 2024 (Predecessor), the period from January 1, 2024 to May 12, 2024 (Predecessor), and the three and six months ended June 30, 2023 (Predecessor)	2
Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2024 (Successor), the period from April 1, 2024 to May 12, 2024 (Predecessor), the period from January 1, 2024 to May 12, 2024 (Predecessor), and the three and six months ended June 30, 2023 (Predecessor)	3
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024 (Successor), the period from January 1, 2024 to May 12, 2024 (Predecessor), and the six months ended June 30, 2023 (Predecessor)	4
Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

PART II - OTHER INFORMATION:	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	33

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

For accounting and reporting purposes, Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company (as defined below). As a result, the unaudited condensed consolidated financial statements as of, and for the three and six months ended, June 30, 2024 for Proficient (Successor) and for the period from January 1, 2024 to May 12, 2024, the period from April 1, 2024 to May 12, 2024, and the three and six months ended June 30, 2023 for Proficient Transport (Predecessor) are included in this Quarterly Report on Form 10-Q. The Company is not required to provide, and this Quarterly Report on Form 10-Q does not contain, pro forma financial data giving effect to the completion of the Combinations and the completion of the IPO and the use of the proceeds therefrom. However, the Company is providing summary unaudited combined financial information for the three months ended June 30, 2024. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Summary Unaudited Combined Financial Information.” The summary of unaudited combined financial information has been prepared by, and are the responsibility of, Proficient’s and the Founding Companies’ management. The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2023 is derived from the Proficient Transport's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's interim financial position, results of operations and cash flows. All adjustments are of a recurring nature unless otherwise disclosed herein.

Because Proficient was formed on June 13, 2023 and had no material transactions in June 2023, no comparative information for the three and six month periods ended June 30, 2023 is provided in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Proficient” refers solely to Proficient Auto Logistics, Inc. prior to the Combinations, and references to the “Company,” “we,” “us,” and “our” refer to Proficient Auto Logistics, Inc. and its subsidiaries after giving effect to the Combinations.

ii

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	Successor	Predecessor
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$36,292,813	$4,273
Accounts receivable, net	40,060,701	19,799,044
Net investment in leases, current portion	18,160	32,374
Maintenance supplies	1,415,093	822,855
Assets held for sale	348,587	—
Prepaid expenses and other current assets	5,950,765	2,769,005
Total current assets	84,086,119	23,427,551
Property and equipment, net	113,988,246	17,998,750
Operating lease right-of-use assets	14,038,130	4,457
Net investment in leases, less current portion	—	2,681
Deposits	4,821,387	1,033,642
Goodwill	127,428,122	—
Intangible assets, net	113,823,555	—
Other long-term assets	462,150	527,952
Total assets	$458,647,709	$42,995,033

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$11,372,052	$2,539,198
Book overdraft	—	891,410
Accrued liabilities	21,751,346	7,803,359
Income tax payable	2,020,927	1,174,959
Line of credit	2,911,720	—
Finance lease liabilities, current portion	83,982	1,306,024
Operating lease liabilities, current portion	1,406,004	4,456
Earn-out liability	3,095,114	—
Long-term debt, current portion	19,195,045	1,599,699
Total current liabilities	61,836,190	15,319,105

Long-term liabilities:
Line of credit	—	3,450,129
Finance lease liabilities, less current portions	54,274	273,096
Operating lease liabilities, less current portions	12,651,854	—
Long-term debt, less current portion	33,189,156	5,035,478
Deferred tax liability, net	32,318,888	2,283,833
Other long-term liabilities	370,499	—
Total liabilities	140,420,861	26,361,641

Commitments and contingencies (Note 16)

Mezzanine equity:
Series A convertible, redeemable, preferred stock, $0.01 par value; 10,000,000 shares authorized; 0 and 3,066,923 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	—	8,880,672
Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 25,960,435 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	259,604	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 392,825 shares issued and outstanding	—	3,928
Additional paid in capital	322,401,846	—
(Accumulated deficit) retained earnings	(4,434,602)	7,748,792
Total stockholders’ equity	318,226,848	7,752,720
Total liabilities, mezzanine equity and stockholders’ equity	$458,647,709	$42,995,033

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor		Predecessor
	Six months ended June 30, 2024	Three months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Period from April 1, 2024 to May 12, 2024	Six months ended June 30, 2023	Three months ended June 30, 2023
Operating revenue
Revenue, before fuel surcharge	$51,810,745	$51,810,745	$38,947,787	$12,593,099	$61,883,162	$30,700,513
Fuel surcharge and other reimbursements	3,594,663	3,594,663	2,073,087	726,628	5,324,539	2,255,941
Other Revenue	150,667	150,667	—	—	—	—
Lease Revenue	352,522	352,522	196,814	71,369	38,006	36,122
Total operating revenue	55,908,597	55,908,597	41,217,688	13,391,096	67,245,707	32,992,576

Operating Expenses
Salaries, wages and benefits	9,668,005	9,668,005	27,373,183	22,885,820	11,348,877	5,642,719
Stock-based compensation	6,675,636	6,675,636	—	—	—	—
Fuel and fuel taxes	3,487,063	3,487,063	1,119,549	356,627	2,759,328	1,263,707
Purchased transportation	28,118,434	28,118,434	25,995,763	8,509,385	39,143,261	19,319,553
Truck expenses	2,399,674	2,399,674	1,638,919	524,098	4,457,080	2,518,015
Depreciation and amortization	4,497,031	4,497,031	934,988	295,651	1,215,374	624,718
Loss (Gain) on sale of equipment	2,308	2,308	(235,081)	—	(55,976)	(39,758)
Insurance premiums and claims	1,752,946	1,752,946	904,043	312,426	1,697,042	812,082
General, selling, and other operating expenses	2,225,711	1,915,833	3,889,599	2,936,264	1,830,827	931,641
Total Operating Expenses	58,826,808	58,516,930	61,620,963	35,820,271	62,395,813	31,072,677
Operating (loss) income	(2,918,211)	(2,608,333)	(20,403,275)	(22,429,175)	4,849,894	1,919,899
Other income and expense
Interest expense	(639,795)	(639,795)	(717,431)	(265,041)	(568,892)	(306,948)
Other income, net	167,069	167,069	2,078	2,078	—	—
Total other expense	(472,726)	(472,726)	(715,353)	(262,963)	(568,892)	(306,948)
(Loss) Income before income taxes	(3,390,937)	(3,081,059)	(21,118,628)	(22,692,138)	4,281,002	1,612,951
Income tax expense (benefit)	470,836	470,836	(4,615,398)	(5,004,276)	1,038,309	331,879
Net (loss) income	$(3,861,773)	$(3,551,895)	$(16,503,230)	$(17,687,862)	$3,242,693	$1,281,072

Loss Per Share
Basic & Diluted	$(0.43)	$(0.24)

Weighted Average Shares
Basic & Diluted	8,965,933	14,992,736

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

Predecessor

	Common stock		Retained	Total
	Shares	Amount	earnings	Equity
Balance, December 31, 2022	392,825	3,928	$1,540,202	$1,544,130
Accrued and unpaid dividends on Series A preferred stock	—	—	(255,119)	(255,119)
Net income	—	—	1,961,621	1,961,621
Balance, March 31, 2023	392,825	3,928	$3,246,704	$3,250,632
Accrued and unpaid dividends on Series A preferred stock	—	—	(263,042)	(263,042)
Net income	—	—	1,281,072	1,281,072
Balance, June 30, 2023	392,825	3,928	$4,264,734	$4,268,662

Balance, December 31, 2023	392,825	3,928	$7,748,792	$7,752,720
Accrued and unpaid dividends on Series A preferred stock	—	—	(177,752)	(177,752)
Net income	—	—	1,184,632	1,184,632
Balance, March 31, 2024	392,825	3,928	$8,755,672	$8,759,600
Accrued and unpaid dividends on Series A preferred stock	—	—	(82,774)	(82,774)
Net loss	—	—	(17,687,862)	(17,687,862)
Balance, May 12, 2024	392,825	3,928	$(9,014,964)	$(9,011,036)

Successor

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	2,939,130	29,391	$932,609	$(572,829)	$389,171
Issuance of shares	—	—	—	—	—
Net loss	—	—	—	(309,878)	(309,878)
Balance, March 31, 2024	2,939,130	29,391	$932,609	$(882,707)	$79,293
Issuance of shares through IPO	15,768,333	157,683	212,134,166	—	212,291,849
Issuance of shares for business combinations	6,848,795	68,488	102,663,477	—	102,731,965
Stock-based compensation	404,177	4,042	6,671,594	—	6,675,636
Net loss	—	—	—	(3,551,895)	(3,551,895)
Balance, June 30, 2024	25,960,435	259,604	$322,401,846	$(4,434,602)	$318,226,848

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor	Predecessor
	Six months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Six Months ended June 30, 2023
Cash flows from operating activities:
Net (loss) income	$(3,861,773)	$(16,503,230)	$3,242,693
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Stock-based compensation	6,675,636	—	—
Provision for credit losses	21,182	53,000	165,000
Depreciation and amortization expense	4,497,031	934,988	1,215,374
Loss (gain) on sale of equipment	2,308	(235,081)	(55,976)
Sales-type lease revenue	—	—	(25,000)
Interest income	(104)	(273)	(1,410)
Amortization of debt issuance costs	7,952	4,795	6,558
Deferred income tax expense (benefit)	—	(4,999,571)	168,134
Operating lease expense	130,631	25,404	20,034

Change in operating assets and liabilities:
Accounts receivable	(3,157,415)	7,637,836	(981,370)
Net investment in leases	33,146	11,515	70,077
Maintenance supplies	(34,343)	57,745	59,262
Prepaid expenses and other assets	246,662	917,266	655,688
Deposits	(80,601)	(12,269)	88,056
Accounts payable	(1,416,595)	(159,661)	124,361
Book overdraft	—	(891,410)	(561,116)
Accrued liabilities	(21,572)	21,849,507	(177,296)
Income tax payable	1,433,336	(666,068)	(324,154)
Operating lease liabilities	(110,902)	(27,951)	(20,429)
Net cash flows provided by operating activities	4,364,579	7,996,542	3,668,486

Cash flows from investing activities:
Proceeds from sale of equipment	764,579	252,441	155,068
Purchases of property and equipment	(6,123,369)	(303,534)	(326,227)
Business combinations, net of cash acquired	(172,388,748)	—	—
Net cash flows used in investing activities	(177,747,538)	(51,093)	(171,159)

Cash flows from financing activities:
Proceeds from line of credit	—	13,265,526	65,237,764
Repayments of line of credit	—	(16,715,655)	(67,389,559)
Repayments of long-term debt	(977,436)	(719,572)	(738,346)
Repayment of SBA Loan	(2,083,833)	—	—
Repayments of finance lease obligations	(13,041)	(1,427,821)	(608,288)
Common stock issued at IPO	212,291,849	—	—
Net cash flows provided by (used in) financing activities	209,217,539	(5,597,522)	(3,498,429)
Net change in cash	35,834,580	2,347,927	(1,102)
Cash and cash equivalents, beginning of period	458,233	4,273	3,624
Cash and cash equivalents, end of period	$36,292,813	$2,352,200	$2,522

Supplemental disclosure of cash flow information:
Cash paid for interest	$523,549	$786,925	$560,477
Cash paid for taxes	$78,700	$1,187,338	$1,195,715

Noncash investing and financing activity:
Right of use assets obtained in exchange for lease liability	$—	$328,489	$—
Equipment financed through long-term debt	$—	$—	$3,807,706
Accrued and unpaid dividends	$—	$260,526	$518,161
Earn-out liability	$3,095,114	$—	$—
Issuance of shares for business combinations	$102,731,965	$—	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of operations

AH Acquisition Corp. was formed on June 13, 2023, pursuant to the laws of the State of Delaware to become a holding company for the consolidation of several operating companies within the automobile transportation industry. Subsequently, on October 17, 2023, AH Acquisition Corp. legally changed its name to Proficient Auto Logistics, Inc (“Proficient,” the “Company,” or “We”).

Proficient is a leading non-union, specialized freight company focused on providing auto transportation and logistics services. The Company offers a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry, or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage, and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies, such as General Motors, BMW, Stellantis, and Mercedes Benz, to electric vehicle (“EV”) producers, such as Tesla and Rivian. Additional customers include auto dealers, auto auctions, rental car companies, and auto leasing companies. Proficient operates an asset-based truckload service (“Truckload”) on behalf of the manufacturers as well as various third-party logistics management companies or brokers. In addition, Proficient provides third party logistics to other transportation companies under an asset-light freight model (“Brokerage”).

Note 2 — Summary of significant accounting policies

Basis of Presentation — The condensed consolidated financial statements and footnotes included in this Quarterly Report include the accounts of Proficient and should be read in conjunction with the consolidated financial statements and footnotes related to the Company’s Registration Statement on Form S-1 (333-279346). The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On May 13, 2024, Proficient Auto Logistics, Inc. (“Proficient”) completed the initial public offering (the “IPO”) of its common stock. Prior to the IPO, Proficient had entered into agreements (the “Combination Agreements”) to acquire in multiple, separate acquisitions (the “Combinations”) five operating businesses and their respective affiliated entities, as applicable, operating under the following names: (i) Delta Automotive Services, Inc. (which converted to Delta Automotive Services, LLC in an F-reorganization on April 29, 2024), doing business as Delta Auto Transport, Inc. (“Delta”), (ii) Deluxe Auto Carriers, Inc. (“Deluxe”), (iii) Sierra Mountain Group, Inc. (“Sierra”), (iv) Proficient Auto Transport, Inc. (“Proficient Transport”), and (v) Tribeca Automotive Inc. (“Tribeca” and, together with Delta, Deluxe, Sierra, and Proficient Transport, the “Founding Companies”). On May 13, 2024, in connection with the closing of the IPO, Proficient also completed the acquisitions of all the Founding Companies. The Combinations are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer.”

Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, the unaudited condensed consolidated financial statements as of, and for the three and six months ended, June 30, 2024 for Proficient and unaudited condensed consolidated financial statements for the period starting April 1, 2024 through May 12, 2024 and January 1, 2024 through May 12, 2024 for Proficient Transport are included in this Quarterly Report on Form 10-Q. A black-line between the Successor and Predecessor periods has been placed in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity (Deficit), Condensed Consolidated Statements of Cash Flows and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements in the Successor periods includes the impact of push-down accounting with acquisition related costs pushed down to the corresponding reporting entity.

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. The Company reviews accounts receivable on a continuing basis to determine if any receivables are potentially uncollectible. The Company writes off uncollectible receivables based on specifically identified amounts determined to be uncollectible. Based on the information available, the Company recorded an allowance for credit losses of approximately $21,182 and $634,913 at June 30, 2024 (Successor) and December 31, 2023 (Predecessor), respectively. Actual write-offs could differ from management’s estimate.

Business Combinations — The Company accounts for business combinations using the acquisition method pursuant to ASC 805, Business Combinations. For each acquisition, the Company recognizes the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Valuations of certain assets acquired, including customer relationships, developed technology and trade names involve significant judgment and estimation. The Company uses independent valuation specialists to help determine fair value of certain assets and liabilities. Valuations utilize significant estimates, such as forecasted revenues and profits. Changes in these estimates could significantly impact on the value of certain assets and liabilities.

Goodwill — Goodwill is recorded when the purchase price paid in a business combination exceeds the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment on an annual basis, or upon an occurrence of an event or changes in circumstances that indicate that the carrying value may not be recoverable. In the absence of any indications of potential impairment, the evaluation of goodwill is performed during the fourth quarter of each year.

Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether the fair value of a reporting unit is less than its carrying amount. The Company then completes a quantitative impairment test if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired, and no additional steps are needed. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Intangible Assets, Net — The Company’s intangible assets consist of acquired customer relationships and trade names. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

When determining the fair value of acquired intangible assets, management makes significant estimates and assumptions, including, but not limited to, expected long-term market growth, customer retention, future expected operating expenses, costs of capital and appropriate discount rates. Finite-lived intangible assets are amortized using the straight-line method over their respective estimated useful lives.

Stock-Based Compensation — Restricted Stock Units (“RSUs”) have been granted to eligible employees of the Company. As the requirement to remain employed for the necessary service period and the performance vesting criteria are based on the performance of the Company, the Company has pushed down the related compensation expense and has recorded the compensation within stock-based compensation within the consolidated statement of operations. In accounting for stock-based compensation awards, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For compensation expense for time-vesting awards is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. The estimated fair value of the RSU’s was determined using the fair value of the Company’s common stock on the grant date.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements — The Company determines fair value based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, as determined by either the principal market or the most advantageous market in which it transacts. The Company applies fair value accounting for all the financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s own assumptions about current market conditions and require significant management judgment or estimation.

As of June 30, 2024 and December 31, 2023, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. The earn-out liability is contingent consideration that is measured at the estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the condensed consolidated statements of operations. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones. The Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration will be recorded in the condensed consolidated statements of operations. The contingent liability expected to be settled at December 31, 2024.

Segment Reporting — In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on operational results from the services provided by the Company’s Truckload and Brokerage segments, which represent the Company’s operating segments for the six months ended June 30, 2024 (Successor), for the three months ended June 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period from April 1, 2024 to May 12, 2024 (Predecessor), for the six months ended June 30, 2023 (Predecessor), and for the three months ended June 30, 2023 (Predecessor), respectively. The Company’s CODM has been identified to collectively include the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

New Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which would require enhanced disclosures about significant segment expenses and information used to assess segment performance. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact this standard will have on its disclosures and does not believe there will be a material impact from adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact this standard will have on its disclosures.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Business combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca. The closing of the acquisitions occurred concurrently with the closing of the Company’s IPO of its common stock on May 13, 2024.

The various agreements to acquire the Founding Companies are briefly described below:

●	The Company entered into a Membership Interest Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Delta for cash and shares of common stock. Delta’s main business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Deluxe for cash, shares of common stock and contingent consideration in the form of an earn-out provision. The earn-out provision which provides that the Company will make earn-out payments, fifty percent (50%) in cash and fifty percent (50%) in shares of common stock, to Deluxe under certain terms and conditions related to Deluxe’s EBITDA for the period commencing on January 1, 2024 and ending on December 31, 2024. Deluxe’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the West Coast and South of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Proficient Transport for cash and shares of common stock. Proficient Transport’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the South, Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Sierra for cash and shares of common stock. Sierra Mountain’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the West Coast and the Midwest of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Tribeca for cash and shares of common stock. Tribeca’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the East Coast and Southeast of the United States.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisitions were accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc was the accounting acquirer, and the Company elected to apply pushdown accounting. The table below presents the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of the Founding Companies based on the respective fair values as of May 13, 2024:

	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$40,233,554	$82,185,183	$18,763,279	$10,685,499	$183,448,307
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,359,045	9,000,055	102,731,965
Contingent consideration – earn-out	-	3,095,114	-	-	-	3,095,114
Total purchase price	$64,469,739	$64,236,658	$108,761,111	$32,122,324	$19,685,554	$289,275,386

Allocation of purchase price
Cash and cash equivalents	3,928,492	153,838	2,352,199	2,963,119	1,721,106	11,118,754
Accounts receivable	3,928,804	9,668,217	12,108,208	5,270,201	5,538,205	36,513,635
Maintenance supplies	-	479,012	765,110	-	-	1,244,122
Assets held for sale	-	-	-	533,587	-	533,587
Prepaid expenses and other current assets	1,219,052	1,309,219	1,899,520	451,624	1,788,257	6,667,672
Property and equipment	24,114,360	24,070,980	21,268,990	26,642,670	15,770,351	111,867,351
Operating right-of-use asset	3,429,317	1,455,919	305,163	805,316	8,173,047	14,168,762
Net investment in leases	-	63,389	23,813	-	-	87,202
Deposits	48,041	2,205,923	1,045,911	-	540,422	3,840,297
Other long-term assets	-	-	480,170	829,489	-	1,309,659
Intangible assets	36,000,000	19,300,000	36,900,000	19,200,000	3,500,000	114,900,000
Accounts payable	(1,938,014)	(5,313,958)	(2,379,536)	(2,347,239)	(1,988,465)	(13,967,212)
Accrued liabilities	-	(5,975,871)	(6,482,594)	(5,358,172)	(59,506)	(17,876,143)
Owner operator deposits	-	-	-	(1,245,163)	-	(1,245,163)
Income tax payable	-	-	(508,891)	-	-	(508,891)
Insurance payable	(614,809)	-	-	-	-	(614,809)
Lease deposits	-	-	-	(349,126)	-	(349,126)
Line of credit	-	(2,911,720)	-	-	-	(2,911,720)
Equipment obligations	-	-	-	(15,113,309)	-	(15,113,309)
Finance lease liabilities	-	-	(151,298)	-	-	(151,298)
Operating lease liabilities	(3,429,316)	(1,455,919)	(305,163)	(805,316)	(8,173,047)	(14,168,761)
Long-term debt	(16,854,781)	(7,301,372)	(5,920,400)	-	(11,101,904)	(41,178,457)
Deferred tax liability	(8,182,907)	(6,161,897)	(7,320,667)	(8,543,273)	(2,110,144)	(32,318,888)
Fair value of net assets acquired	$41,648,239	$29,585,760	$54,080,535	$22,934,408	$13,598,322	$161,847,264
Goodwill	$22,821,500	$34,650,898	$54,680,576	$9,187,916	$6,087,232	$127,428,122

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized intangible assets as follows:

	Useful Life	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Customer relationships	15 years	$34,200,000	$16,700,000	$32,600,000	$16,800,000	$2,200,000	$102,500,000
Trade names	10 year	1,800,000	2,600,000	4,300,000	2,400,000	1,300,000	12,400,000
Total		$36,000,000	$19,300,000	$36,900,000	$19,200,000	$3,500,000	$114,900,000

The Combinations resulted in $127,428,122 of goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of the types of acquisitions the Company engaged in in 2024, asset, stock acquisitions, and stock acquisitions with the 338(h)(10) election made, only a portion of the total goodwill reported will be tax deductible.. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

The following unaudited pro forma information combines the historical operations (in thousands) of the Company and the Founding Companies giving effect to the Combinations, and related transactions as if consummated on January 1, 2023, the comparative period presented.

	Six months ended June 30, 2024	Three months ended June 30, 2024	Six months ended June 30, 2023	Three months ended June 30, 2023
Total revenue	$202,163	$106,607	$203,121	$100,776
Net income attributable to Proficient	8,359	4,345	8,120	4,538
Earnings per share - basic	$0.93	$0.29	$0.91	$0.30
Earnings per share - diluted	$0.93	$0.29	$0.90	$0.30

Earn-out liability

As part of the Company’s acquisition of Deluxe, the purchase price consideration included an earn-out provision which provides that the Company will make earn-out payments, fifty percent (50%) in cash and fifty percent (50%) in shares of common stock, to Deluxe under certain terms and conditions related to Deluxe Auto’s EBITDA for the period commencing on January 1, 2024 and ending on December 31, 2024. As of June 30, 2024, the Company recognized a contingent liability of $3,095,114 on the balance sheet.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Goodwill

The changes in the carrying amount of goodwill are as follows:

June 30, 2024
Balance – December 31, 2023	$-
Additions	127,428,122
Balance – June 30, 2024	$127,428,122

Note 5 — Intangible assets, net

	Three and six months ended June 30, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$102,500,000	$(911,112)	$101,588,888
Trade names	12,400,000	(165,333)	12,234,667
Total	$114,900,000	$(1,076,445)	$113,823,555

Amortization expense related to finite lived intangible assets is included in depreciation and amortization expenses in the consolidated statement of operations was $1,076,445 for the three and six months ended June 30, 2024 for the Successor.

As of June 30, 2024, the expected amortization expense associated with the Company’s identifiable intangible assets with estimable useful lives over the next five years was as follows:

2024	$4,036,666
2025	8,073,333
2026	8,073,333
2027	8,073,333
2028	8,073,333
Thereafter	77,493,557
Total	$113,823,555

As of June 30, 2024, the weighted average amortization period for all intangible assets was 14.3 years.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Property and equipment

Property and equipment, at cost, consist of the following as of:

	Successor	Predecessor
	June 30, 2024	December 31, 2023
Land	$2,220,000	$417,909
Buildings and improvements	1,657,440	1,258,919
Furniture and equipment	424,541	180,363
Machinery and equipment	1,096,722	301,960
Software and computer equipment	478,753	788,664
Transportation equipment	111,531,377	31,262,068
	117,408,833	34,209,883
Less accumulated amortization and depreciation	(3,420,587)	(16,211,133)
Property and equipment, net	$113,988,246	$17,998,750

The Company recorded depreciation expense of $3,420,587, $3,420,587, $934,988, $295,651, $1,215,374 and $624,718 in the condensed consolidated statements of comprehensive income for the six months ended June 30, 2024 (Successor), for the three months ended June 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period from April 1, 2024 to May 12, 2024 (Predecessor), for the six months ended June 30, 2023 (Predecessor), and for the three months ended June 30, 2023 (Predecessor), respectively.

The Company recorded a gain on the disposal of equipment $7,911, $7,911, $235,081, $0, $55,976 and $39,578 in the condensed consolidated statements of comprehensive income for six months ended June 30, 2024 (Successor), for the three months ended June 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period from April 1, 2024 to May 12, 2024 (Predecessor), for the six months ended June 30, 2023 (Predecessor), and for the three months ended June 30, 2023 (Predecessor), respectively.

Note 7 — Accrued liabilities

Accrued liabilities consist of the following as of:

	Successor	Predecessor
	June 30, 2024	December 31, 2023
Claims, insurance and litigation reserves	$9,208,917	$2,209,173
Accrued purchased transportation	3,208,043	2,111,527
Salaries, wages and benefits	2,256,665	700,349
Owner Operator Deposits	2,023,683	—
Deferred leased to purchase payments	1,549,374	348,134
Customer deposit	155,089	444,421
Other accrued expenses	3,349,575	1,989,755
Accrued liabilities	$21,751,346	$7,803,359

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income taxes

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	Successor		Predecessor
	Six months ended June 30, 2024	Three months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Period from April 1 to May 12, 2024	Six months ended June 30, 2023	Three months ended June 30, 2023
Federal (benefit) tax at statutory rate (21%)	$(712,097)	$(647,022)	$(4,434,912)	$(4,765,349)	$899,010	$338,719
State taxes, net of federal benefit	113,922	48,847	(892,180)	(947,410)	130,904	(10,366)
Permanent differences to return	1,069,011	1,069,011	711,694	708,483	8,395	3,526
Total income tax expense (benefit)	$470,836	$470,836	$(4,615,398)	$(5,004,276)	$1,038,309	$331,879

The Founding Companies’ tax years 2019 and forward remain subject to examination by federal and state jurisdictions. The Founding Companies are not currently under an IRS examination as of the date these financials were available to be issued.

Note 9 — Line of credit

As of June 30, 2024 and December 31, 2023, Proficient Transport had an outstanding balance on a revolving line of credit of $0 and $3,450,129, respectively. The revolving line of credit for Proficient Transport is with a financial institution which provides for borrowings up to $18,000,000 subject to a borrowing base calculation of Qualified Accounts Receivable plus Qualified Rolling Stock (trucks, tractors, and trailers that transport goods in interstate commerce purchased on the line). Interest is payable monthly at the Prime Rate plus 0.75% per annum, but no less than 4% per annum (9.25% as of June 30, 2024 and 9.25% as of December 31, 2023, respectively). Borrowings against the line of credit are secured by all assets of Proficient Transport. The line of credit requires Proficient Transport to comply with certain restrictive covenants, including but not limited to a debt service coverage ratio, tangible net worth plus subordinated debt, and liabilities to tangible net worth plus subordinated debt ratio. Proficient Transport was in compliance with all other covenants for the as of June 30, 2024 and December 31, 2023. Subsequent to June 30, 2024, this line of credit was closed on July 9, 2024.

In June 2024, Proficient Transport entered into a revolving line of credit agreement with a financial institution which provides for borrowing up to $12,000,000 subject to a borrowing base calculation of Qualified Accounts Receivable. Interest is payable monthly at the Prime Rate plus 0.00% per annum, but no less than 3% annum (8.50% as of June 30, 2024). Borrowings against the line of credit are secured by all Proficient Transport’s assets and matures in June 2026, when all accrued interest and unpaid principal is due. As of June 30, 2024, Proficient Transport had an outstanding balance on this line of $0.

In May 2024, Deluxe entered into a line of credit agreement with a bank. Under this agreement, Deluxe, or any of its subsidiaries or affiliates, may request the issuance of letters of credit by the bank or any bank affiliate, subject to the bank’s approval and the terms of the agreement. The agreement also establishes a credit facility (the “Facility”) with a maximum borrowing base of $6,000,000, calculated as the lesser of the maximum principal amount or 80% of qualified accounts, plus an applicable percentage of qualified inventory, subject to adjustments and reserves as deemed necessary by the bank. In May 2024, the agreement was amended and extended to August 2024. As of June 30, 2024, the Facility bears interest at a rate per annum which is equal to the sum of Daily SOFR plus 225 basis points was 7.63% (5.38% + 2.25%). As of June 30, 2024, Deluxe had an outstanding balance of $2,911,720 under this Facility. The agreement contains certain financial and nonfinancial covenants. Deluxe was not in compliance with its covenants as of June 30, 2024. Deluxe obtained a waiver from its bank and paid off the Line of Credit on August 8, 2024.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Long-term debt

Long-term debt consists of the following as of:

Predecessor

December 31, 2023
Equipment notes payable to financial institutions, requiring monthly principal and interest payments totaling $43,359. The notes bear interest ranging from 4.99% to 9.32%, mature between August 2024 November 2026 and are secured by the Company’s transportation equipment.	$991,676

Note payable to a financial institution requiring monthly principal and interest payment of $6,751 and a balloon payment at maturity, bears interest at 6%, maturing December 2025. The note is secured by a mortgage on real property.	693,836

Equipment notes payable to a financial institution, requiring monthly principal and interest payments totaling $128,733. One note payable was used to refinance existing capital lease obligations in 2022. The notes bear interest ranging from 3.95% to 6.80%, mature between June 2024 and December 2028, and are secured by transportation equipment.	4,966,298
6,651,810
Less: unamortized debt issuance costs	(16,633)
Less: current maturities	(1,599,699)
Total long-term debt	$5,035,478

Successor

June 30, 2024
Equipment and vehicle notes payable to financial institutions, requiring monthly principal and interest payments totaling $2,022,714. The notes bear interest ranging from 1.9% to 13.0%, mature between August 2024 to March 2030 and are secured by the Company’s transportation equipment and vehicles.	$50,007,292

Note payable to a financial institution requiring monthly principal and interest payment of $6,751 and a balloon payment at maturity, bears interest at 6%, maturing December 2025. The note is secured by a mortgage on real property. Subsequent to June 30, 2024, this loan was paid off in July 2024.	674,246

In May 2020, Delta secured a $150,000 loan from the United States Small Business Administration (SBA) under its Economic Injury Disaster Loan assistance program (EIDL). In October 2021, the loan was increased to $1,850,000. Monthly installment payments of $9,982 including principal and interest begin twelve months from the date of disbursement. The note bears interest of 3.75% and matures in June 2050. This loan is unsecured. Subsequent to June 30, 2024, this loan was paid off in August 2024.	1,751,832
52,433,370
Less: unamortized debt issuance costs	(49,169)
Less: current maturities	(19,195,045)
Total long-term debt	$33,189,156

In May 2024, as part of the Combinations, the Company no longer qualified for its $1,751,832 loan under the Economic Injury Disaster Loan (“EIDL”) assistance program administered by the U.S. Small Business Administration (“SBA”). As a result of the noncompliance with the program, the Company paid off their SBA loan on August 14, 2024. The SBA loan is classified as a current liability within its balance sheet as of June 30, 2024.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of long-term debt are as follows:

For the quarter ending June 30:
2024	$12,004,516
2025	14,414,051
2026	9,558,661
2027	7,376,581
2028 and thereafter	9,030,392
Total	$52,384,201

The Company had no capitalized debt issuance costs during the period ended June 30, 2024 (Successor) and December 31, 2023 (Predecessor), respectively. Amortization expense related to the debt issuance costs totaled $7,952, $7,952, $4,795, $1,516, $6,558, and $3,279 for six months ended June 30, 2024 (Successor), for the three months ended June 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period from April 1, 2024 to May 12, 2024 (Predecessor), for the six months ended June 30, 2023 (Predecessor), and for the three months ended June 30, 2023 (Predecessor), respectively, and was recorded within interest expense on the condensed consolidated statements of comprehensive income.

Note 11 — Leases

Lessee — The following table presents certain information related to lease costs for finance and operating leases as of:

	Successor		Predecessor
	Six months ended June 30, 2024	Three months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Period from April 1 to May12, 2024	Six months ended June 30, 2023	Three months ended June 30, 2023
Operating lease cost	$110,902	$110,902	$27,951	$9,463	$20,429	$14,081
Finance lease costs:
Amortization of finance lease assets	9,158	9,158	160,032	40,622	241,865	120,933
Interest on lease liabilities	2,981	2,981	132,062	89,096	134,600	63,957
Short-term lease costs	189,518	189,518	99,533	57,885	86,215	39,062
Total lease costs	$312,559	$312,559	$419,578	$197,066	$483,109	$238,033

As of June 30, 2024 (Successor) and December 31, 2023 (Predecessor), the weighted-average discount rate for operating leases was 7.00% and 0.86%, respectively. The weighted-average remaining lease term as of June 30, 2024 (Successor) and December 31, 2023 (Predecessor), was 10.6 and less than a year, respectively. As of June 30, 2024 (Successor) and December 31, 2023 (Predecessor), the weighted-average discount rate for finance leases was 12.08% and 9.26%, respectively and the weighted-average remaining lease term was 1.56 years and 1.07 years, respectively.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024 (Successor), future maturities of the lease liabilities were as follows:

	Operating leases	Finance leases
For the quarter ending June 30:
2024	$1,227,642	$48,067
2025	2,360,657	96,134
2026	1,897,913	8,011
2027	1,654,026	—
2028	1,727,702	—
Thereafter	11,731,065	—
Total undiscounted cash flows	20,599,005	152,212
Less: present value factor	(6,541,147)	(13,956)
Total lease liabilities	14,057,858	138,256
Less: current portion –	(1,406,004)	(83,982)
Total long-term lease liabilities	$12,651,854	$54,274

Lessor — The Company finances various types of transportation-related equipment to independent third parties under lease contracts which are generally for a term of one to eight years and contain an option for the lessee to return or purchase the equipment at a bargain purchase price. The Company classifies these leases as a sales-type lease. The Company assesses a third party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third party or similar third parties. For those leases classified as sales-type leases where collectability is not probable at lease commencement, the Company does not derecognize the underlying asset, and the payments received for these leases are recorded as deposit liabilities. Deposit liabilities of $1,549,374 and $348,134 were reported in accrued liabilities on the condensed consolidated balance sheet as of June 30, 2024 (Successor) and December 31, 2023 (Predecessor), respectively. The determination of collectability is an ongoing assessment, at the time that collectability is determined probable, the liability and assets will be derecognized with a corresponding earnings recognition.

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $18,160 and $35,055 are reported as net investment in leases on the condensed consolidated balance sheet as of June 30, 2024 (Successor) and December 31, 2023 (Predecessor), respectively.

For the three and six months ended June 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period from April 1, 2024 to May 12, 2024 (Predecessor), for the six months ended June 30, 2023 (Predecessor), and for the three months ended June 30, 2023 (Predecessor), the Company recorded sales-type lease revenue of $0, $0, $0, $0, $25,000 and $0, respectively, within operating revenue on the condensed consolidated statement of comprehensive income.

For the three and six months ended June 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period from April 1, 2024 to May 12, 2024 (Predecessor), for the six months ended June 30, 2023 (Predecessor), and for the three months ended June 30, 2023 (Predecessor),the Company recorded interest income of $104, $104, $273, $60, $1,410, and $823, respectively, within interest expense, net on the condensed consolidated statements of comprehensive income.

As of June 30, 2024 (Successor), future minimum lease payments expected to be collected were as follows:

For the quarters ending June 30:
2024	$15,662
2025	2,697
2026	—
Total undiscounted cash payments	18,359
Less: present value factor	(199)
Total net investment in lease	18,160
Less: current portion	(18,160)
Total net investment in lease, less current portion	$—

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity and Preferred Stock

Series A preferred stock (Predecessor)

Proficient Transport was authorized to issue 10,000,000 shares of Series A preferred stock, with a par value of $0.01 per share. The holders of Series A preferred stock were entitled to vote as common shareholders and had certain liquidation preferences to every other class or series of stock. The Series A preferred stock was redeemable at the option of the Series A preferred stockholders at the greater of the fair market value of the Series A preferred stock at the date of redemption or a value determined using a discounted cash flow model, as defined. The Series A preferred stock was eliminated in connection with the business combinations (Note 3) on May 13, 2024.

The Series A preferred stock earned a cumulative preferred return equal to 8% per annum on the sum of $1.00 per share invested plus accrued and unpaid Series A returns. The Series A returns accrue on a quarterly basis and will be fully cumulative, whether or not declared by Proficient Transport’s Board of Directors.

Since the holder of the Series A preferred stock has the option to redeem their shares at any time, the Series A preferred stock is considered contingently redeemable, and accordingly, is classified as mezzanine equity on the condensed consolidated balance sheet as of December 31, 2023.

The Series A preferred stock is recorded at its redemption of $8,880,672 as of December 31, 2023, respectively. The accumulated but undistributed preferred returns were approximately $5,813,749 as of December 31, 2023, respectively.

Activity related to the Series A preferred stock for the period ended May 12, 2024 and December 31, 2023 is as follows:

Balance as of December 31, 2022	$12,933,092
Accrued and unpaid dividend	947,580
Dividend Paid	(5,000,000)
Balance as of December 31, 2023	$8,880,672
Accrued and unpaid dividend	177,752
Balance as of March 31, 2024	9,058,424
Accrued and unpaid dividend	82,774
Balance as of May 12, 2024	$9,141,198

Stockholders’ Equity (Successor)

The Company is authorized to issue 50,000,000 shares of common stock, which has a par value of $0.01 per share.

In May 2024, the Company issued 404,177 shares of common stock for vested RSU’s.

In May 2024, the Company completed its IPO of its common stock and issued 14,333,333 shares of its common stock at a price of $15.00 per share for total gross proceeds of $215,000,000 and net proceeds of $ 192,273,599 after underwriting fees and transaction costs.

In connection with the Combinations, the Company issued 6,848,795 shares of its common stock to the Sellers. Please see Note 3 for additional information.

In connection with its IPO, the Company granted the underwriters of its IPO a customary 30-day over-allotment option to buy up to an additional 2,149,999 shares of common stock from the Company at the IPO price, less underwriting discounts and commissions. In June 2024, the Company issued 1,435,000 shares of its common stock pursuant to the partial exercise of the over-allotment option. The shares were sold at the initial public offering price of $15.00 per share for total gross proceeds of $21,500,000 and net proceeds of $20,018,250 after underwriting fees and transaction costs, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. All of the shares of common stock were sold by the Company.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stock-based compensation

Restricted Stock Units (Successor)

In May 2024, the Company adopted its 2024 Long-Term Incentive Plan (“the 2024 Plan”). The 2024 Plan provides for the grant of incentive stock options (“ISOs”) to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees and directors, including employees of our affiliates. After taking into account restricted stock units granted in connection with the IPO in concurrent business combinations (Note 3), the maximum number of shares of our common stock that may be issued under our 2024 Plan will not exceed 3,260,000 shares.

The awards under the 2024 Plan vest on a graded vesting schedule, generally, over a period between one (1) and five (5) years after the grant date. The Company uses straight line vesting to record compensation expense, which results in greater compensation expense earlier in the vesting period after an award is granted. All awards granted are settled in common stock.

If an employee terminates employment with the Company prior to awards vesting, the unvested awards are forfeited and the historical compensation expense for unvested options is reversed in the period of termination.

Shares subject to stock awards granted under the 2024 Plan that expire or terminate without being exercised in full do not reduce the number of shares available for issuance under the 2024 Plan. Additionally, shares become available for future grants under the 2024 Plan if they were stock awards issued under the 2024 Plan and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award.

The following summarizes grants made of equity awards under the 2024 Plan, as amended, on the dates indicated:

●	On May 12, 2024, the Company’s CEO, was awarded 1,212,532 restricted stock units, 1/3 of these units vested immediately with the remaining shares to vest equally over the next five (5) years beginning on May 13, 2025.

●	On May 13, 2024, in the connection with the Company’s IPO, the Company awarded RSU’s for 129,397 shares to key employees from one of the Founding Companies. The awards vest over 38 months beginning on May 13, 2025.

●	On May 13, 2024, in the connection with the Company’s IPO, the Company awarded RSU’s for 307,933 shares to key employees from one of the Founding Companies. These units vest in equal installments over three (3) years beginning on May 13, 2025.

●	On May 13, 2024, the compensation committee awarded 5,000 restricted stock units to each independent Board Member, totaling 20,000 units. These units vest one year from the grant date.

●	On June 3, 2024, as part of an employee agreement the Company awarded 9,824 shares of restricted stock units. These units vest in equal installments over three years beginning on May 13, 2025.

Total compensation expense related to these restricted stock awards was $6.6 million for the six and three months ended June 30, 2024, respectively. As of June 30, 2024, there was a total of $17,922,309 of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next four years.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of all restricted stock/units outstanding as of December 31, 2023 and activity during the six months ended June 30, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2023	-	$0.00	-
Granted	2,227,393	$15.00	-
Vested	(951,885)	$15.00	-
Canceled/Forfeited	(40,000)	$15.00	-
Outstanding, June 30, 2024	1,235,508	$15.00	4.16

Phantom Stock Plan (Predecessor) — In June 2018, Proficient Transport granted a phantom stock award of 565,463 units (the “Units”), of which 188,488 Units vested immediately, to a member of the Board of Directors of Proficient Transport. The remaining 376,975 Units vested in connection with the business combination (Note 3) on May 13, 2024. There were no outstanding units as of June 30, 2024.

Note 14 — Segment reporting

The Company’s business is organized into two operating segments, which represent Company’s reportable segments. The Truckload segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering devotes the use of equipment to specific customers and provides transportation services through long-term contracts. The Company’s Brokerage segments offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

The following table summarizes information about our reportable segments:

	Successor		Predecessor
	Six months ended	Three months ended	For the period from January 1 to May 12,	For the period from April 1 to May 12,	Six months ended	Three months ended
	June 30, 2024		2024	2024	June 30, 2023
Revenues
Truckload, excluding fuel surcharge and other reimbursements	$17,225,216	$17,225,216	$12,673,594	$4,693,586	$20,454,858	$10,680,891
Truckload fuel surcharge and other reimbursements	1,124,246	1,124,246	826,414	330,630	3,238,691	1,460,503
Lease Revenue	-	-	196,814	71,369	38,006	36,122
Total Truckload	18,349,462	18,349,462	13,696,822	5,095,585	23,731,555	12,177,516

Brokerage, excluding fuel surcharge and other reimbursements	34,585,529	34,585,529	26,274,193	7,899,513	41,428,304	20,019,622
Brokerage fuel surcharge and other reimbursements	2,470,417	2,470,417	1,246,673	395,998	2,085,848	795,438
Other Revenue	150,667	150,667	-	-	-	-
Lease Revenue	352,522	352,522	-	-	-	-
Total Brokerage	37,559,135	37,559,135	27,520,866	8,295,511	43,514,152	20,815,060
Total Operating Revenue	55,908,597	55,908,597	41,217,688	13,391,096	67,245,707	32,992,576

Operating Income
Truckload	1,213,500	1,213,500	(3,838,702)	(3,792,778)	392,543	26,070
Brokerage	4,047,738	4,047,738	(16,564,573)	(18,636,397)	4,457,351	1,893,829
Corporate	(8,179,449)	(7,869,571)	-	-	-	-
Total Operating (Loss) Income	$(2,918,211)	$(2,608,333)	$(20,403,275)	$(22,429,175)	$4,849,894	$1,919,899

Depreciation and Amortization
Truckload	$2,202,909	$2,202,909	$872,783	$275,742	$1,133,924	$584,371
Brokerage	2,293,760	2,293,760	62,205	19,909	81,450	40,347
Corporate	362	362	-	-	-	-
Total Depreciation and Amortization	$4,497,031	$4,497,031	$934,988	$295,651	$1,215,374	$624,718

Assets and other balance sheet information are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Loss per share

Basic loss per share is based upon the weighted average common shares outstanding during each year. Diluted loss per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three and six months ended June 30, 2024, the Company had outstanding restricted shares of common stock to certain of our employees and directors, under the Company’s restricted stock award plans. The diluted shares include the dilutive effect of restricted stock units based on the treasury stock method.

A reconciliation of the numerator (net loss) and denominator (weighted average number of shares outstanding of the basic loss per share) for the three and six months ended June 30, 2024 and is as follows:

	Six months ended June 30, 2024	Three months ended June 30, 2024
Numerator:
Net Loss	$(3,861,773)	$(3,551,895)

Denominator:
Weighted-Average Number of Shares of Common Stock	8,965,933	14,992,736
Basic Loss per Share	$(0.43)	$(0.24)

The Company excluded 1,255,508 of RSU’s from the computation of weighted-average number of shares of common stock in computing the diluted loss per share for the periods presented because including them would have had an anti-dilutive effect.

Note 16 — Commitments and contingencies

The Company is involved in certain claims and pending litigation primarily arising in the normal course of business. The majority of these claims relate to workers compensation, auto collision and liability, and physical and cargo damage. The Company expenses legal fees as incurred and accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Independent Contractors Misclassification Class Action

In May 2020, a brokerage employee filed claim against Sierra Mountain Group, Inc. and an officer of the Company in Sacramento County Superior Court in California. The putative class alleges that Sierra misclassified owner/operators as independent contractors, not as employees, in violation of the California Labor Code applicable to employees (meal and rest breaks, minimum wage, etc.). Sierra denies liability and filed a counterclaim against the Plaintiff for costs and attorneys’ fees.

In August 2023, all parties have reached an agreement on material settlement terms and have signed a Memorandum of Understanding pursuant to which the defined class action would be paid approximately $4,000,000 pending approval of a long-term settlement agreement currently in process. The $4,000,000 was recorded as an expense in the fiscal year ending December 31, 2022 and a contingent liability has been recorded within accrued liabilities on the condensed consolidated balance sheet as of June 30, 2024.

Former Employee Class Action

In May 2024, a former employee filed claim against Deluxe Auto Carriers, Inc., in Riverside County Superior Court in California. The putative class alleges that Deluxe failed to pay for meal and rest periods for time worked, off the clock work, overtime, business expenses, itemized wage statements, among other things. The Company is still evaluating this contingency and has included its best estimate of potential liability within accrued liabilities on the condensed consolidated balance sheet as of June 30, 2024.

Delinquent Filings with Department of Labor

Deluxe Auto Carriers, Inc. is currently delinquent in its filings of their Retirement Plan Information Returns with the Department of Labor (DOL) for Plan years 2019 through 2022. This delinquency could result in penalties and interest from the DOL and the Internal Revenue Service (IRS); however, there are voluntary correction programs available to Deluxe for remediation and compliance with these reporting agencies and the Company is actively working to put such agreements into effect. As of June 30, 2024, the Company does not have a reasonable estimate for any potential penalties or interest.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note  17 — Subsequent events

On August 8, 2024, PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Auto Transport Group, LC, (“ATG”), each Seller identified therein and Chris Baldwin, solely in his capacity as the representative of the Sellers, pursuant to which the Company will acquire ATG, which provides vehicle transportation and shipping services in the Mountain Western region utilizing a fleet of 76 tractors and 76 trailers.  The Company agreed to pay the sellers cash consideration of approximately $28.7 million and to issue to the sellers 1.02 million shares of the Company’s common stock, par value $0.01 per share.  The purchase price is subject to customary post-closing adjustments.  Consummation of the transaction is subject to the satisfaction or waiver of customary closing conditions. The Merger Agreement may be terminated by the Buyer or the Sellers if the Closing does not occur before August 31, 2024.

On August 14, 2024, Delta paid off its SBA Loan. At the time payoff the loan had an outstanding balance of $1,752,990 which included interest.

On August 8, 2024, Deluxe paid off and closed its line of credit. At the time of closing the line of credit had an outstanding balance of $4,129,935.

On July 9, 2024, Proficient Auto terminated its line of credit. At the time of termination the revolving line of credit had an outstanding balance of $0. Also on July 9, 2024, Proficient Auto paid off its real estate loan with the same institution. The payoff amount was $671,872.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes of Proficient and Proficient Transport included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 (the “Quarterly Report”) and the consolidated financial statements and related notes of Proficient and Proficient Transport for the year ended December 31, 2023 included in Proficient’s Registration Statement on Form S-1 (333-278629) (the “Registration Statement”).

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

Business Overview

We are a leading non-union, specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America based upon information obtained from leadership of the Auto Haulers Association of America, utilizing roughly 1,130 auto transport vehicles and trailers on a daily basis, including approximately 700 Company-owned transport vehicles and trailers, and employing 601 dedicated employees as of July 31, 2024. Prior to the completion of the IPO, we had not operated as a combined company. From our 49 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies, such as General Motors, BMW, Stellantis, and Mercedes Benz, to electric vehicle (“EV”) producers, such as Tesla and Rivian. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Description of the Combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca. On May 13, 2024, the Company completed its IPO of its common stock, and in connection with the closing of the IPO, the Company also completed the acquisitions of all of the Founding Companies. The Founding Companies were acquired for approximately $183.4 million in cash and 6,848,794 shares of our common stock (provided, that 601,866 of these shares of common stock were held back and were not be issued at the closing of the Combinations to satisfy the indemnification obligations of certain of the Founding Companies for a period of 12 months following the closing of this offering), using an initial public offering price of $15.00 per share. The Combinations are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer.”

Proficient Auto Logistics, Inc. has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, Management’s Discussion And Analysis Of Results Of Operations And Financial Condition For The Three And Six Months Ended June 30, 2024 for each of Proficient and Proficient Transport are included in this Quarterly Report on Form 10-Q. A black-line between the Successor and Predecessor periods has been placed in the Summary Unaudited Combined Financial Statements to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

Financial Statement Components

Revenue

We generate revenue by transporting autos for our customers in our OEM contract arrangements and our contract services arrangements. Our OEM contract arrangements provide auto transportation and logistics services through movements of autos over routes across the United States. Our contract services offering devotes the use of equipment to specific customers and provides services through long-term contracts. Our business provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide transportation and logistics of automobiles.

We are typically paid a predetermined rate per load or per mile for our truckload services. Consistent with industry practice, our typical customer contracts do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility to negotiate rates up or down in response to changes in auto demand and truck capacity.

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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ significantly from those estimates under different conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2 of the accompanying condensed consolidated financial statements of the Company for additional information about our critical accounting policies and estimates.

Claims and insurance accruals

Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims, plus an estimated liability for incurred but not reported claims and the associated expense. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future developments based on historical trends. Changes in assumptions made in actuarial studies could potentially have a material effect on the provision for workers’ compensation and liability claims. Additionally, if any claim were to exceed our coverage limits, we would have to accrue for and pay the excess amount, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Property and equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). We generally use estimated useful lives of five to ten years for trucks and trailers, classified as transportation equipment. The depreciable lives of our revenue equipment represent the estimated usage period of the equipment, which may be less than the economic lives.

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

Business Combinations — The Company accounts for business combinations using the acquisition method pursuant to ASC 805, Business Combinations. For each acquisition, the Company recognizes the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Valuations of certain assets acquired, including customer relationships, developed technology and trade names involve significant judgment and estimation. The Company uses independent valuation specialists to help determine fair value of certain assets and liabilities. Valuations utilize significant estimates, such as forecasted revenues and profits. Changes in these estimates could significantly impact on the value of certain assets and liabilities.

Goodwill — Goodwill is recorded when the purchase price paid in a business combination exceeds the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment on an annual basis, or upon an occurrence of an event or changes in circumstances that indicate that the carrying value may not be recoverable. In the absence of any indications of potential impairment, the evaluation of goodwill is performed during the fourth quarter of each year.

Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether the fair value of a reporting unit is less than its carrying amount. The Company then completes a quantitative impairment test if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired, and no additional steps are needed. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Intangible Assets, Net — The Company’s intangible assets consist of acquired customer relationships and trade names. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

When determining the fair value of acquired intangible assets, management makes significant estimates and assumptions, including, but not limited to, expected long-term market growth, customer retention, future expected operating expenses, costs of capital and appropriate discount rates. Finite-lived intangible assets are amortized using the straight-line method over their respective estimated useful lives.

Stock-Based Compensation — Restricted Stock Units (“RSUs”) have been granted to eligible employees of the Company. As the requirement to remain employed for the necessary service period and the performance vesting criteria are based on the performance of the Company, the Company has pushed down the related compensation expense and has recorded the compensation within stock-based compensation within the consolidated statement of operations. In accounting for stock-based compensation awards, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation expense for time-vesting awards is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. The estimated fair value of the RSU’s was determined using the fair value of the Company’s common stock on the grant date.

Income taxes — Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

Truckload Segment

In our Truckload Segment, we generate revenue by transporting autos for our customers under our OEM contract arrangements and our contract services arrangements. Our OEM contract arrangements provide automobile transportation services through movements of autos over routes across the United States. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of automobiles. The main factors that affect operating revenue in the Truckload Segment are the average revenue per mile received from customers, the percentage of miles for which we are compensated and the number of vehicles transported.

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

Brokerage Segment

In our Brokerage segment, we retain the customer relationship, including billing and collection, and we outsource the transportation of the loads to third-party carriers. For this segment, we rely on brokerage employees to procure spot buy arrangement contracts, as well as information systems to match loads and carriers. This segment also includes revenue generated by our owner-operators and some third-party carriers who haul autos for our OEM and contract customers.

Our Brokerage segment revenue is mainly derived from our customers requiring additional transportation needs to haul autos as their current carriers cannot meet their demands. The main factors that affect operating revenue in our Brokerage segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through our third-party carriers and our ability to secure third-party carriers to transport customer autos. We generally do not have contracted long-term rates for the cost of third-party carriers, and we cannot assure that our results of operations will not be adversely impacted in the future if our ability to obtain third-party carriers changes or the rates of such providers increase.

The most significant expense of our Brokerage segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party carriers and is included in the “Purchased transportation” line item. This expense generally varies depending upon truckload capacity, availability of third-party carriers, rates charged to customers and current demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (which are recorded in the “Salaries, wages and benefits” line item).

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

Non-GAAP Financial Measure

We report our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). However, management believes that EBITDA and Operating Ratio provide useful information in measuring our operating performance, generating future operating plans and making strategic decisions regarding allocation of capital. Management believes this information presents helpful comparisons of financial performance between periods by excluding the effect of certain non-recurring items.

EBITDA and Operating Ratio do not have a standardized meaning prescribed by GAAP and therefore they may not be comparable to similarly titled measures presented by other companies, and it should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

EBITDA is defined as net income (loss) for the period adjusted for interest expense, income tax expense (benefit) and depreciation and amortization expense.

Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization expense, and share-based compensation expenses.

The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Successor		Predecessor
	Six months ended June 30, 2024	Three months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Period from April 1, 2024 to May 12, 2024	Six months ended June 30, 2023	Three months ended June 30, 2023
Total operating revenue	$55,908,597	$55,908,597	$41,217,688	$13,391,096	$67,245,707	$32,992,576
Net (loss) income	$(3,861,773)	$(3,551,895)	$(16,503,230)	$(17,687,862)	$3,242,693	$1,281,072
Add Back:
Interest expense	639,795	639,795	717,431	265,041	568,892	306,948
Income tax expense (benefit)	470,836	470,836	(4,615,398)	(5,004,276)	1,038,309	331,879
Depreciation and amortization	4,497,031	4,497,031	934,988	295,651	1,215,374	624,718
EBITDA	$1,745,889	$2,055,767	$(19,466,209)	$(22,131,446)	$6,065,268	$2,544,617
EBITDA Margin	3.1%	3.7%	(47.2)%	(165.3)%	9.0%	7.7%

Add Back:
Stock-based compensation	6,675,636	6,675,636	—	—	—	—
Adjusted EBITDA	$8,421,525	$8,731,403	$(19,466,209)	$(22,131,446)	$6,065,268	$2,544,617
Adjusted EBITDA Margin	15.1%	15.6%	(47.2)%	(165.3)%	9.0%	7.7%

Operating ratio is calculated as total operating expenses as a percentage of operating revenue.

Adjusted operating ratio is calculated as total operating expenses reduced for share-based compensation expense and amortization of intangibles as a percentage of operating revenue.

The following table provides a reconciliation of total operating revenue and operating (loss) income, to operating margin and adjusted operating margin:

	Successor		Predecessor
	Six months ended June 30, 2024	Three months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Period from April 1, 2024 to May 12, 2024	Six months ended June 30, 2023	Three months ended June 30, 2023
Total operating revenue	$55,908,597	$55,908,597	$41,217,688	$13,391,096	$67,245,707	$32,992,576
Total Operating Expenses	58,826,808	58,516,930	61,620,963	35,820,271	62,395,813	31,072,677
Operating (loss) income	(2,918,211)	(2,608,333)	(20,403,275)	(22,429,175)	4,849,894	1,919,899
Operating Ratio	105.2%	104.7%	149.5%	267.5%	92.8%	94.2%

Add Back:
Stock-based compensation	6,675,636	6,675,636	—	—	—	—
Amortization of intangibles	1,076,445	1,076,445	—	—	—	—
Adjusted Total Operating Expenses	$51,074,727	$50,764,849	$(20,403,275)	$(22,429,175)	$4,849,894	$1,919,899
Adjusted Operating Ratio	91.4%	90.8%	149.5%	267.5%	92.8%	94.2%

Comparison of Results of Operations

Comparison of Results of Operations for three- and six-months periods ended June 2024 (Successor) are not comparable to the same period in 2023 (Predecessor) due to the business combinations executed on May 13, 2024. The Successor financial information presented below includes results of operations from the period May 13, 2024 to June 30, 2024 from the acquired businesses as well as expenses from the acquiring entity for the three and six months June 30, 2024. The Predecessor financial information presented below shows only the results of operations for Proficient Auto Transport for the period January 1, 2024 to May 12, 2024, the period April 1, 2024 to May 12, 2024 and the three and six months ended June 30, 2023. The following discussion takes into consideration the lack of comparability. See Note 3 —Business Combinations for more information.

	Successor		Predecessor
	Proficient Auto Logistics, Inc.		Proficient Auto Transport, Inc.
	Six months ended June 30, 2024	Three months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Period from April 1, 2024 to May 12, 2024	Six months ended June 30, 2023	Three months ended June 30, 2023
Operating revenue
Revenue, before fuel surcharge	$51,810,745	$51,810,745	$38,947,787	$12,593,099	$61,883,162	$30,700,513
Fuel surcharge and other reimbursements	3,594,663	3,594,663	2,073,087	726,628	5,324,539	2,255,941
Other revenue	150,667	150,667	-	-	-	-
Lease revenue	352,522	352,522	196,814	71,369	38,006	36,122
Total operating revenue	55,908,597	55,908,597	41,217,688	13,391,096	67,245,707	32,992,576

Operating Expenses
Salaries, wages and benefits	9,668,005	9,668,005	27,373,183	22,885,820	11,348,877	5,642,719
Stock-based compensation	6,675,636	6,675,636	-	-	-	-
Fuel and fuel taxes	3,487,063	3,487,063	1,119,549	356,627	2,759,328	1,263,707
Purchased transportation	28,118,434	28,118,434	25,995,763	8,509,385	39,143,261	19,319,553
Truck expenses	2,399,674	2,399,674	1,638,919	524,098	4,457,080	2,518,015
Depreciation and amortization	4,497,031	4,497,031	934,988	295,651	1,215,374	624,718
Loss (gain) on sale of equipment	2,308	2,308	(235,081)	-	(55,976)	(39,758)
Insurance premiums and claims	1,752,946	1,752,946	904,043	312,426	1,697,042	812,082
General, selling, and other operating expenses	2,225,711	1,915,833	3,889,599	2,936,264	1,830,827	931,641
Total Operating Expenses	58,826,808	58,516,930	61,620,963	35,820,271	62,395,813	31,072,677
Operating (loss) income	(2,918,211)	(2,608,333)	(20,403,275)	(22,429,175)	4,849,894	1,919,899
Other (expense) income
Interest expense, net	(639,795)	(639,795)	(717,431)	(265,041)	(568,892)	(306,948)
Other income, net	167,069	167,069	2,078	2,078	-	-
Total other (expense) income	(472,726)	(472,726)	(715,353)	(262,963)	(568,892)	(306,948)
Income before income taxes	(3,390,937)	(3,081,059)	(21,118,628)	(22,692,138)	4,281,002	1,612,951
Income tax expense (benefit)	470,836	470,836	(4,615,398)	(5,004,276)	1,038,309	331,879
Net (loss) income	$(3,861,773)	$(3,551,895)	$(16,503,230)	$(17,687,862)	$3,242,693	$1,281,072

Adjusted Operating Ratio	91.4%	90.8%	149.5%	267.5%	92.8%	94.2%

Adjusted EBITDA	$8,421,525	$8,731,403	$(19,466,209)	$(22,131,446)	$6,065,268	$2,544,617

Operating Revenue — We generate revenue from two primary sources: transporting autos for its customers (including related fuel surcharge revenue and other reimbursements) and arranging for the transportation of customer autos by third-party carriers. We have two reportable segments: Truckload segment and Brokerage segment. Truckload revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by our two Truckload service offerings: OEM transports and contract. Brokerage revenue before fuel surcharges and other reimbursements is primarily generated through brokering autos to third-party carriers. Fuel surcharges and other reimbursements represent additional revenue we earn based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

Our total operating revenue is affected by, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of our marketing and sales efforts and the availability of drivers and third-party carriers.

We disaggregate revenue from contracts with customers for Truckload and Brokerage operations between (1) revenue, before fuel surcharges and reimbursements (2) fuel surcharges and reimbursements (3) lease revenue and (4) other revenue.

Total Operating Revenues  — Due to the Successor period only including revenues from the acquired entities from May 13, 2024 to June 30, 2024 we are showing an increase in in three month period ended June 30, 2024 and a decrease in the six month period ended June 30, 2024. In the Successor period ended June 2024, we noticed an increase year over year in volumes and revenue earned for May 2024 offset by a reduction in June 2024 when compared to the previous year’s pro forma revenues by the acquired entities.

Total Operating Expenses — Due to the Successor period including expenses from the acquired entities from May 13, 2024, to June 30, 2024, and the Successor’s expenses for the full 2024 period presented we are showing an increase in in three-month period ended June 30, 2024 and a decrease in the six month period ended June 30, 2024. Included in our three and six month June 30, 2024 operating expenses is stock-based compensation of $6,675,636. The stock-based compensation is a result of the issuance of restricted stock awards under our 2024 Long-Term Incentive Plan to retain key employees at the Founding Companies.

Adjusted Operating Ratio – We noted comparable adjusted operating ratios between the three- and six-month periods ending June 30, 2024 and 2023. See “Non-GAAP Financial Measure” section above for our calculation of Adjusted Operating Ratio.

Adjusted EBITDA — As previously mentioned, due to the Successor periods only including financial results for the period May 13, 2024 to June 30, 2024 for the acquired entities this has skewed our comparisons for the three and six months ended June 30, 2024. Our Adjusted EBITDA for the three and six month periods ended June 30, 2024 increased for both comparable periods. See “Non-GAAP Financial Measure” section above for our calculation of Adjusted EBITDA.

Liquidity and Capital Resources

Overview

Our business requires substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on our debt obligations, lease payments and tax payments when we generate taxable income. Recently, we have financed our capital requirements with cash flows from operating activities, direct equipment financing, and proceeds from our IPO that closed in May 2024. We intend to purchase approximately sixty tractors and trailers in the coming year and plan to finance the purchases through a combination of operating cash flows and direct equipment financing.

We believe we can fund our expected cash needs in the short-term, including debt repayment and the capital purchases described above, with projected cash flows from operating activities, borrowings under our credit facility and direct debt and lease financing we believe to be available for at least the next 12 months. Over the long-term, we expect that we will continue to have significant capital requirements, which may require us to seek additional borrowings or lease financing. The availability of financing will depend upon our financial condition and results of operations as well as prevailing market conditions.

Sources of liquidity

In May 2024, we raised money in the capital markets through an IPO and then subsequently in June sold additional shares through an over-allotment option. The approximately $30 million remaining after acquiring the Founding Companies is being used to support operations for 2024 and to partially fund strategic acquisitions. We anticipate that our cash flows from operations will provide adequate liquidity for our planned capital expenditures during the remainder of 2024. For any new capital expenditures in 2024 and beyond that exceed our cash flow from operations, we have negotiated credit agreements with financial institutions in amounts sufficient to fund planned purchases. While we control the timing and extent of our capital expenditures, there is no assurance can obtain financing arrangements.

Cash Flows

For the six months ended June 30, 2024, cash flows from operating activities of $4,364,579, a $696,093 increase compared to the six months ended June 30, 2023. The increase was primarily due to an increase in the amount of stock based compensation as well as an increase in the amount of depreciation and amortization, which was offset by an increase in accounts receivable and decrease in accounts payable.

For the six months ended June 30, 2024, cash flows used in investing activities was $177,747,538. This increase of 177,576,379 compared to June 30, 2023 is due to the cash paid to acquire the Founding Companies as discussed above in Note 3 —Business Combinations.

For the six months ended June 30, 2024, cash flows provided by financing activities was $209,217,539, which was an increase of $212,715,968 compared to the six months ended June 30, 2023. This increase is due to our issuance of common stock in the Company’s IPO.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective except as noted.

In connection with the preparation of the financial statements, a material weakness in Proficient Transport’s internal controls over financial reporting was identified and, if our remediation is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and profitability.

We have identified a material weakness in one of the Founding Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was related to IT general controls in Proficient Transport’s financial systems.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties. You should review and consider carefully the risks and uncertainties described in more detail in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

We did not sell any unregistered equity securities during the three-month period ended June 30, 2024.

We did not repurchase any shares of our common stock during the three-month period ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2024.

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

Proficient Auto Logistics, Inc.

Date: August 14, 2024	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)