Form 10-Q
period 2024-09-30
Proficient Auto Logistics, Inc
filed 2024-11-14
CIK 1998768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The registrant had 27,029,781 shares of common stock outstanding at November 12, 2024.

Index

Page
PART I - FINANCIAL INFORMATION:
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Proficient Auto Logistics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) (Successor) and December 31, 2023 (Predecessor)	1
Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024 (Successor), the period from January 1, 2024 to May 12, 2024 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor) (unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2024 (Successor), the period from January 1, 2024 to May 12, 2024 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor) (unaudited)	3
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 (Successor), the period from January 1, 2024 to May 12, 2024 (Predecessor), and the nine months ended September 30, 2023 (Predecessor) (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION:	37
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	37
Item 6. Exhibits	38

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

For accounting and reporting purposes, Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company (as defined below). The Successor financial information presented herein includes results of operations from the period May 13, 2024 to September 30, 2024 from the acquired businesses as well as expenses from the acquiring entity for the three and nine months ended September 30, 2024. As a result, the unaudited condensed consolidated financial statements as of, and for the three and nine months ended, September 30, 2024 for Proficient (Successor) and for the period from January 1, 2024 to May 12, 2024 and the three and nine months ended September 30, 2023 for Proficient Transport (Predecessor) are included in this Quarterly Report on Form 10-Q. The Company is not required to provide, and this Quarterly Report on Form 10-Q does not contain, pro forma financial data giving effect to the completion of the Combinations and the completion of the IPO and the use of the proceeds therefrom. However, the Company is providing summary unaudited combined financial information for the three months ended September 30, 2024. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Summary Unaudited Combined Financial Information.” The summary of unaudited combined financial information has been prepared by, and are the responsibility of, Proficient’s and the Founding Companies’ management. The unaudited consolidated financial statements have not been audited by the Company's independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2023 is derived from Proficient Transport's audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company's interim financial position, results of operations and cash flows. All adjustments are of a recurring nature unless otherwise disclosed herein.

Because Proficient was formed on June 13, 2023 and had no material transactions in the period from formation through September 30, 2023, no comparative information for the three and nine month periods ended September 30, 2023 is provided in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Proficient” refers solely to Proficient Auto Logistics, Inc. prior to the Combinations, and references to the “Company,” “we,” “us,” and “our” refer to Proficient Auto Logistics, Inc. and its subsidiaries after giving effect to the Combinations.

ii

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	Successor	Predecessor
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$16,848,215	$4,273
Accounts receivable, net	38,671,712	19,799,044
Net investment in leases, current portion	276,193	32,374
Maintenance supplies	1,479,900	822,855
Assets held for sale	506,240	—
Prepaid expenses and other current assets	11,969,671	2,769,005
Total current assets	69,751,931	23,427,551
Property and equipment, net	129,067,940	17,998,750
Operating lease right-of-use assets	10,994,666	4,457
Net investment in leases, less current portion	234,948	2,681
Deposits	4,758,223	1,033,642
Goodwill	148,092,515	—
Intangible assets, net	134,906,473	—
Other long-term assets	427,866	527,952
Total assets	$498,234,562	$42,995,033

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$10,228,606	$2,539,198
Book overdraft	—	891,410
Accrued liabilities	23,359,120	7,803,359
Income tax payable	1,621,689	1,174,959
Finance lease liabilities, current portion	86,544	1,306,024
Operating lease liabilities, current portion	1,711,257	4,456
Long-term debt, current portion	18,727,011	1,599,699
Total current liabilities	55,734,227	15,319,105

Long-term liabilities:
Line of credit	9,500,000	3,450,129
Finance lease liabilities, less current portion	31,653	273,096
Operating lease liabilities, less current portion	9,348,911	—
Long-term debt, less current portion	45,288,020	5,035,478
Deferred tax liability, net	39,448,334	2,283,833
Other long-term liabilities	408,748	—
Total liabilities	159,759,893	26,361,641

Commitments and contingencies (Note 16)

Mezzanine equity:
Series A convertible, redeemable, preferred stock, $0.01 par value; 10,000,000 shares authorized; 0 and 3,066,923 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	—	8,880,672
Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,029,781 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	270,298	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 392,825 shares issued and outstanding	—	3,928
Additional paid in capital	344,004,449	—
(Accumulated deficit) retained earnings	(5,800,078)	7,748,792
Total stockholders’ equity	338,474,669	7,752,720
Total liabilities, mezzanine equity and stockholders’ equity	$498,234,562	$42,995,033

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor		Predecessor
	Three months ended September 30, 2024	Nine months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Operating revenue
Revenue, before fuel surcharge	$84,289,892	$136,100,637	$38,947,787	$31,859,444	$93,742,606
Fuel surcharge and other reimbursements	6,017,296	9,611,959	2,073,087	1,521,759	6,846,298
Other Revenue	375,967	526,634	—	—	—
Lease Revenue	822,346	1,174,868	196,814	86,952	124,958
Total operating revenue	91,505,501	147,414,098	41,217,688	33,468,155	100,713,862

Operating Expenses
Salaries, wages and benefits	17,373,659	27,041,664	27,373,183	4,786,636	16,135,513
Stock-based compensation	1,071,160	7,746,796	—	—	—
Fuel and fuel taxes	5,956,074	9,443,137	1,119,549	864,905	3,624,233
Purchased transportation	44,995,562	73,113,996	25,995,763	21,948,239	61,091,500
Truck expenses	5,692,078	8,091,752	1,638,919	1,340,015	5,797,095
Depreciation	6,566,444	9,987,031	934,988	652,392	1,867,766
Intangible amortization	2,217,083	3,293,527	—	—	—
Gain on sale of equipment	(107,491)	(105,183)	(235,081)	(64,704)	(120,680)
Insurance premiums and claims	5,459,075	7,212,021	954,043	814,761	2,511,803
General, selling, and other operating expenses	4,467,362	6,693,073	3,944,822	845,757	2,676,584
Total Operating Expenses	93,691,006	152,517,814	61,726,186	31,188,001	93,583,814
Operating (loss) income	(2,185,505)	(5,103,716)	(20,508,498)	2,280,154	7,130,048
Other income and expense
Interest expense	(1,407,146)	(2,046,941)	(717,431)	(226,650)	(795,542)
Acquisition Costs	(1,049,570)	(1,049,570)	—	—	—
Adjustment of Earn Out Contingency	3,095,114	3,095,114	—	—	—
Other income, net	(146,151)	20,918	2,078	—	—
Total other income (expense), net	492,247	19,521	(715,353)	(226,650)	(795,542)
(Loss) Income before income taxes	(1,693,258)	(5,084,195)	(21,223,851)	2,053,504	6,334,506
Income tax (benefit) expense	(327,782)	143,054	(4,615,398)	498,055	1,536,364
Net (loss) income	$(1,365,476)	$(5,227,249)	$(16,608,453)	$1,555,449	$4,798,142

Loss Per Share
Basic & Diluted	$(0.05)	$(0.35)

Weighted Average Shares
Basic & Diluted	26,495,108	14,851,641

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

Successor

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	2,939,130	$29,391	$932,609	$(572,829)	$389,171
Issuance of shares	—	—	—	—	—
Net loss	—	—	—	(309,878)	(309,878)
Balance, March 31, 2024	2,939,130	$29,391	$932,609	$(882,707)	$79,293
Issuance of shares through IPO	15,768,333	157,683	212,134,166	—	212,291,849
Issuance of shares for business combinations	6,848,795	68,488	102,663,477	—	102,731,965
Stock-based compensation	404,177	4,042	6,671,594	—	6,675,636
Net loss	—	—	—	(3,551,895)	(3,551,895)
Balance, June 30, 2024	25,960,435	$259,604	$322,401,846	$(4,434,602)	$318,226,848
Issuance of shares for business combinations	1,069,346	10,694	20,531,443	—	20,542,137
Stock-based compensation	—	—	1,071,160	—	1,071,160
Net loss	—	—	—	(1,365,476)	(1,365,476)
Balance, September 30, 2024	27,029,781	$270,298	$344,004,449	$(5,800,078)	$338,474,669

Predecessor

	Common stock		Retained	Total
	Shares	Amount	earnings	Equity
Balance, December 31, 2022	392,825	$3,928	$1,540,202	$1,544,130
Accrued and unpaid dividends on Series A preferred stock	—	—	(255,119)	(255,119)
Net income	—	—	1,961,621	1,961,621
Balance, March 31, 2023	392,825	$3,928	$3,246,704	$3,250,632
Accrued and unpaid dividends on Series A preferred stock	—	—	(263,042)	(263,042)
Net income	—	—	1,281,072	1,281,072
Balance, June 30, 2023	392,825	$3,928	$4,264,734	$4,268,662
Accrued and unpaid dividends on Series A preferred stock	—	—	(253,873)	(253,873)
Net income	—	—	1,555,449	1,555,449
Balance, September 30, 2023	392,825	$3,928	$5,566,310	$5,570,238

Balance, December 31, 2023	392,825	$3,928	$7,748,792	$7,752,720
Accrued and unpaid dividends on Series A preferred stock	—	—	(260,526)	(260,526)
Net loss	—	—	(16,608,453)	(16,608,453)
Balance, May 12, 2024	392,825	$3,928	$(9,120,187)	$(9,116,259)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor	Predecessor
	Nine months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024	Nine Months ended September 30, 2023
Cash flows from operating activities:
Net (loss) income	$(5,227,249)	$(16,608,453)	$4,798,142
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Stock-based compensation	7,746,796	—	—
Provision for credit losses	114,659	53,000	298,000
Depreciation and amortization expense	13,280,558	934,988	1,867,766
Gain on sale of equipment	(105,183)	(235,081)	(120,680)
Sales-type lease revenue	—	—	(25,000)
Interest income	(5,365)	(273)	(2,045)
Amortization of debt issuance costs	35,296	4,795	9,837
Deferred income tax expense (benefit)	—	(4,999,571)	168,134
Operating lease expense	592,869	25,404	24,472
Adjustment of Earn Out Contingency	(3,095,114)	—	—

Change in operating assets and liabilities:
Accounts receivable	1,477,149	7,637,836	(1,879,792)
Net investment in leases	67,327	11,515	90,107
Maintenance supplies	(99,150)	57,745	(29,209)
Prepaid expenses and other assets	(5,033,566)	917,266	1,073,640
Deposits	(71,305)	42,954	12,306
Accounts payable	(3,694,577)	(159,661)	(107,163)
Book overdraft	—	(891,410)	(482,389)
Accrued liabilities	1,278,223	21,899,507	177,207
Income tax payable	1,034,097	(666,068)	173,901
Operating lease liabilities	(527,365)	(27,951)	(24,867)
Net cash flows provided by operating activities	7,768,100	7,996,542	6,022,367

Cash flows from investing activities:
Proceeds from sale of equipment	1,232,988	252,441	248,776
Purchases of property and equipment	(5,808,146)	(303,534)	(347,160)
Business combinations, net of cash acquired	(197,254,807)	—	—
Net cash flows used in investing activities	(201,829,965)	(51,093)	(98,384)

Cash flows from financing activities:
Proceeds from line of credit	11,000,000	13,265,526	102,267,915
Proceeds from long-term debt	4,422,522	—	—
Repayments of line of credit	(4,411,720)	(16,715,655)	(101,123,171)
Repayments of long-term debt	(10,694,764)	(719,572)	(1,145,247)
Repayment of SBA Loan	(2,083,833)	—	—
Repayments of finance lease obligations	(33,101)	(1,427,821)	(922,821)
Payment of finance fees	(39,106)	—	—
Dividend Paid on Series A Preferred Stock	—	—	(5,000,000)
Common stock issued at IPO	212,291,849	—	—
Net cash flows provided by (used in) financing activities	210,451,847	(5,597,522)	(5,923,324)
Net change in cash	16,389,982	2,347,927	659
Cash and cash equivalents, beginning of period	458,233	4,273	3,624
Cash and cash equivalents, end of period	$16,848,215	$2,352,200	$4,283

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,793,857	$786,925	$765,797
Cash paid for taxes	$1,900,381	$1,187,338	$1,302,127

Noncash investing and financing activity:
Right of use assets obtained in exchange for lease liability	$—	$328,489	$—
Equipment financed through long-term debt	$12,236,688	$—	$4,522,813
Accrued and unpaid dividends	$—	$260,526	$772,034
Issuance of shares for business combinations	$123,274,102	$—	$—

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

Proficient is an industry leading specialized freight company focused on providing auto transportation and logistics services. The Company offers a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry, or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage, and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies, such as General Motors, BMW, Stellantis, and Mercedes Benz, to electric vehicle (“EV”) producers, such as Tesla and Rivian. Additional customers include auto dealers, auto auctions, rental car companies, and auto leasing companies. Proficient operates an asset-based Company Drivers service (“Company Drivers”) on behalf of the manufacturers as well as various third-party logistics management companies or brokers. In addition, Proficient provides third party logistics to other transportation companies under an asset-light freight model (“Brokered”).

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

Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, the unaudited condensed consolidated financial statements as of, and for the three and nine months ended, September 30, 2024 for Proficient (which includes results of operations from the period May 13, 2024 to September 30, 2024 from the acquired businesses as well as expenses from the acquiring entity for the three and nine months ended September 30, 2024) and unaudited condensed consolidated financial statements for the period January 1, 2024 through May 12, 2024 for Proficient Transport are included in this Quarterly Report on Form 10-Q. A black-line between the Successor and Predecessor periods has been placed in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity (Deficit), Condensed Consolidated Statements of Cash Flows and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements in the Successor periods includes the impact of push-down accounting with acquisition related costs pushed down to the corresponding reporting entity.

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. The Company reviews accounts receivable on a continuing basis to determine if any receivables are potentially uncollectible. The Company writes off uncollectible receivables based on specifically identified amounts determined to be uncollectible. Based on the information available, the Company recorded an allowance for credit losses of approximately $114,659 and $634,913 at September 30, 2024 (Successor) and December 31, 2023 (Predecessor), respectively. Actual write-offs could differ from management’s estimate.

Business Combinations — The Company accounts for business combinations using the acquisition method pursuant to ASC 805, Business Combinations. For each acquisition, the Company recognizes the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Valuations of certain assets acquired, including customer relationships, developed technology and trade names involve significant judgment and estimation. The Company uses independent valuation specialists to help determine fair value of certain assets and liabilities. Valuations utilize significant estimates, such as forecasted revenues and profits. Changes in these estimates could significantly impact on the value of certain assets and liabilities. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date. The Company expects to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

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

As of September 30, 2024 and December 31, 2023, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value (except for current maturities of long-term debt) due to the short maturities of these instruments. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. The earn-out liability is contingent consideration that is measured at the estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the condensed consolidated statements of operations. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones. The Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration will be recorded in the condensed consolidated statements of operations. On September 30, 2024, the Company evaluated the earn-out and determined the probability of payment was remote and therefore recorded a gain of $3,095,114 in the condensed consolidated statements of operations. The contingent liability, if any, is expected to be settled at December 31, 2024.

Segment Reporting — In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on operational results from the services provided by Company Drivers and Brokered, which represent the Company’s operating segments for the nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the three months ended September 30, 2023 (Predecessor), and for the nine months ended September 30, 2023 (Predecessor), respectively. The Company’s CODM has been identified to collectively include the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

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

Acquisition of the Founding Companies

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

The acquisitions were accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc was the accounting acquirer, and the Company elected to apply pushdown accounting. The tables below presents the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of the Founding Companies based on the respective fair values as of May 13, 2024, as well as the measurement period adjustments recorded as of September 30, 2024.

Delta

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$31,580,792	$-	$31,580,792
Stock consideration issued	32,888,947	-	32,888,947
Total purchase price	$64,469,739	$-	$64,469,739

Allocation of purchase price
Cash and cash equivalents	3,928,492	300	3,928,792
Accounts receivable	3,928,804	-	3,928,804
Prepaid expenses and other current assets	1,219,052	(300)	1,218,752
Property and equipment	24,114,360	-	24,114,360
Operating right-of-use asset	3,429,317	(2,848,030)	581,287
Deposits	48,041	-	48,041
Intangible assets	36,000,000	-	36,000,000
Accounts payable	(1,938,014)	-	(1,938,014)
Insurance payable	(614,809)	-	(614,809)
Operating lease liabilities	(3,429,316)	2,848,030	(581,286)
Long-term debt	(16,854,781)	-	(16,854,781)
Deferred tax liability	(8,182,907)	-	(8,182,907)
Fair value of net assets acquired	$41,648,239	$-	$41,648,239
Goodwill	$22,821,500	$-	$22,821,500

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deluxe

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$40,233,554	$(3,599,373)[1]	$36,634,181
Stock consideration issued	20,907,990	-	20,907,990
Contingent consideration – earn-out	3,095,114	-	3,095,114 [2]
Total purchase price	$64,236,658	$(3,599,373)	$60,637,285

Allocation of purchase price
Cash and cash equivalents	153,838	-	153,838
Accounts receivable	9,668,217	-	9,668,217
Maintenance supplies	479,012	-	479,012
Prepaid expenses and other current assets	1,309,219	-	1,309,219
Property and equipment	24,070,980	(52,198)	24,018,782
Operating right-of-use asset	1,455,919	-	1,455,919
Net investment in leases	63,389	-	63,389
Deposits	2,205,923	-	2,205,923
Intangible assets	19,300,000	-	19,300,000
Accounts payable	(5,313,958)	-	(5,313,958)
Accrued liabilities	(5,975,871)	-	(5,975,871)
Line of credit	(2,911,720)	-	(2,911,720)
Operating lease liabilities	(1,455,919)	-	(1,455,919)
Long-term debt	(7,301,372)	-	(7,301,372)
Deferred tax liability	(6,161,897)	-	(6,161,897)
Fair value of net assets acquired	$29,585,760	$(52,198)	$29,533,562
Goodwill	$34,650,898	$(3,547,175)	$31,103,723

[1]	As of October 9, 2024, as part of the Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Deluxe, the Company and Deluxe acknowledged and agreed to the final calculation of the tangible and intangible assets acquired and liabilities assumed of Deluxe as defined in the Stock Purchase Agreement and a Merger Agreement. As a result, the final consideration is less than the estimated closing consideration. Accordingly, the Company reduced the purchase consideration paid to Deluxe by $3,599,373 as a measurement period adjustment and recorded a receivable of $3,599,373 in prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2024.

[2]	On September 30, 2024, the Company evaluated the earn-out and determined the probability of payment was remote and therefore recorded a gain of $3,095,114 in the condensed consolidated statements of operations. The contingent liability, if any, is expected to be settled at December 31, 2024.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proficient Transport

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$82,185,183	$-	$82,185,183
Stock consideration issued	26,575,928	-	26,575,928
Total purchase price	$108,761,111	$-	$108,761,111

Allocation of purchase price
Cash and cash equivalents	2,352,200	-	2,352,200
Accounts receivable	12,108,207	-	12,108,207
Maintenance supplies	765,110	-	765,110
Assets held for sale	-	74,600	74,600
Prepaid expenses and other current assets	1,899,520	-	1,899,520
Property and equipment	21,268,990	(364,700)	20,904,290
Operating right-of-use asset	305,163	-	305,163
Net investment in leases	23,813	-	23,813
Deposits	1,045,911	(55,224)	990,687
Other long-term assets	480,170	-	480,170
Intangible assets	36,900,000	-	36,900,000
Accounts payable	(2,379,536)	(50,000)	(2,429,536)
Accrued liabilities	(6,482,594)	-	(6,482,594)
Income tax payable	(508,891)	-	(508,891)
Finance lease liabilities	(151,298)	-	(151,298)
Operating lease liabilities	(305,163)	-	(305,163)
Long-term debt	(5,920,400)	-	(5,920,400)
Deferred tax liability	(7,320,667)	-	(7,320,667)
Fair value of net assets acquired	$54,080,535	$(395,324)	$53,685,211
Goodwill	$54,680,576	$395,324	$55,075,900

Sierra

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$18,763,279	$-	$18,763,279
Stock consideration issued	13,359,045	-	13,359,045
Total purchase price	$32,122,324	$-	$32,122,324

Allocation of purchase price
Cash and cash equivalents	2,963,120	-	2,963,120
Accounts receivable	5,270,200	-	5,270,200
Assets held for sale	533,587	-	533,587
Prepaid expenses and other current assets	451,624	-	451,624
Property and equipment	26,642,670	(1,153,458)	25,489,212
Operating right-of-use asset	805,316	-	805,316
Other long-term assets	829,489	-	829,489
Intangible assets	19,200,000	-	19,200,000
Accounts payable	(2,347,239)	-	(2,347,239)
Accrued liabilities	(5,358,172)	-	(5,358,172)
Owner operator deposits	(1,245,163)	-	(1,245,163)
Lease deposits	(349,126)	-	(349,126)
Equipment obligations	(15,113,309)	-	(15,113,309)
Operating lease liabilities	(805,316)	-	(805,316)
Deferred tax liability	(8,543,273)	-	(8,543,273)
Fair value of net assets acquired	$22,934,408	$(1,153,458)	$21,780,950
Goodwill	$9,187,916	$1,153,458	$10,341,374

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tribeca

	Acquisition Date Amounts Recognized	Adjustments		Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$10,685,499		$-	$10,685,499
Stock consideration issued	9,000,055		-	9,000,055
Total purchase price	$19,685,554	$		$19,685,554

Allocation of purchase price
Cash and cash equivalents	1,721,106		(59,496)	1,661,610
Accounts receivable	5,538,205		59,496	5,597,701
Prepaid expenses and other current assets	1,788,257		-	1,788,257
Property and equipment	15,770,351		-	15,770,351
Operating right-of-use asset	8,173,047		(30,247)	8,142,800
Deposits	540,422		-	540,422
Intangible assets	3,500,000		-	3,500,000
Accounts payable	(1,988,465)		-	(1,988,465)
Accrued liabilities	(59,506)		-	(59,506)
Operating lease liabilities	(8,173,047)		30,247	(8,142,800)
Long-term debt	(11,101,904)		-	(11,101,904)
Deferred tax liability	(2,110,144)		-	(2,110,144)
Fair value of net assets acquired	$13,598,322		$-	$13,598,322
Goodwill	$6,087,232		$-	$6,087,232

Total Acquisition Date Amounts Recognized

	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$40,233,554	$82,185,183	$18,763,279	$10,685,499	$183,448,307
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,359,045	9,000,055	102,731,965
Contingent consideration – earn-out	-	3,095,114	-	-	-	3,095,114
Total purchase price	$64,469,739	$64,236,658	$108,761,111	$32,122,324	$19,685,554	$289,275,386

Allocation of purchase price
Fair value of net assets acquired	$41,648,239	$29,585,760	$54,080,535	$22,934,408	$13,598,322	$161,847,264
Goodwill	$22,821,500	$34,650,898	$54,680,576	$9,187,916	$6,087,232	$127,428,122

Total Acquisition Date Amounts Recognized, As Adjusted

	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$36,634,181	$82,185,183	$18,763,279	$10,685,499	$179,848,934
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,359,045	9,000,055	102,731,965
Contingent consideration – earn-out	-	3,095,114	-	-	-	3,095,114
Total purchase price	$64,469,739	$60,637,285	$108,761,111	$32,122,324	$19,685,554	$285,676,013

Allocation of purchase price
Fair value of net assets acquired	$41,648,239	$29,533,562	$53,685,211	$21,780,950	$13,598,322	$160,246,284
Goodwill	$22,821,500	$31,103,723	$55,075,900	$10,341,374	$6,087,232	$125,429,729

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized intangible assets as follows:

	Useful Life	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Customer relationships	15 years	$34,200,000	$16,700,000	$32,600,000	$16,800,000	$2,200,000	$102,500,000
Trade names	10 years	1,800,000	2,600,000	4,300,000	2,400,000	1,300,000	12,400,000
Total		$36,000,000	$19,300,000	$36,900,000	$19,200,000	$3,500,000	$114,900,000

The Combinations resulted in $125,429,729 of goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of the types of acquisitions the Company engaged in 2024, asset, stock acquisitions, and stock acquisitions with the 338(h)(10) election made, only a portion of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Earn-out liability

As part of the Company’s acquisition of Deluxe, the purchase price consideration included an earn-out provision which provides that the Company will make earn-out payments, fifty percent (50%) in cash and fifty percent (50%) in shares of common stock, to Deluxe under certain terms and conditions related to Deluxe Auto’s EBITDA for the period commencing on January 1, 2024 and ending December 31, 2024. The earn-out liability associated with the Deluxe Business Combination has been remeasured at period ending September 30, 2024 based upon the best and most available information that exists as of the balance sheet date concluding the probability of the payment is remote and therefore the Company has recorded a gain of $3,095,114 in the condensed consolidated statements of operations.

Auto Transport Group Acquisition

On August 8, 2024, PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Auto Transport Group, LC, (“ATG”) pursuant to which the Company acquired all of the outstanding equity of ATG. ATG provides vehicle transportation and shipping services in the Mountain Western region. The transaction closed on August 15, 2024. The acquisition was accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc was the accounting acquirer, and the Company elected to apply pushdown accounting. The table below presents the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of ATG based on the respective fair values as of August 15, 2024:

Purchase consideration	Auto Transport Group
Cash consideration paid	$28,938,295
Stock consideration issued	20,542,136
Total purchase price	49,480,431

Allocation of purchase price
Cash and cash equivalents	472,862
Accounts receivable	3,339,052
Prepaid expenses and other current assets	704,396
Property and equipment	11,724,000
Operating right-of-use asset	297,050
Net investment in leases	521,901
Deposits	16,355
Intangible assets	23,300,000
Accounts payable	(1,134,536)
Accrued liabilities	(296,229)
Operating lease liabilities	(297,050)
Long-term debt	(4,700,710)
Deferred Tax Liability	(7,129,446)
Fair value of net assets acquired	26,817,645
Goodwill	22,662,786

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized intangible assets as follows:

	Useful Life	Auto Transport Group
Customer relationships	15 years	$22,200,000
Trade names	10 years	1,100,000
Total		$23,300,000

The acquisition of ATG resulted in $22,662,786 of goodwill, consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition the Company engaged in in 2024, only a portion of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

The amounts shown below reflect the unaudited summary combined financial results of the five Founding Companies for the full three-month and nine-month periods presented without any pro forma adjustments that would give effect to the completion of the IPO or any related transaction expenses or adjustments recognized as a result of the IPO and concurrent Combinations. The results of Proficient (acquiror entity) are included in the three and nine months ended September 30, 2024; however, they reflect only those operating expenses incurred following the closing of the IPO and concurrent Combinations (May 13 – September 30, 2024). There are no comparative expenses of Proficient during the three and nine months ended September 30, 2023.

Dollars in 000’s	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total operating revenue	$91,506	$104,565	$293,669	$305,150
Total operating (loss) income	(2,186)	8,205	12,856	22,885

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Goodwill

The changes in the carrying amount of goodwill are as follows:

September 30, 2024
Balance – December 31, 2023	$-
Additions	148,092,515
Balance – September 30, 2024	$148,092,515

Note 5 — Intangible assets, net

	September 30, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$124,700,000	$(2,804,444)	$121,895,556
Trade names	13,500,000	(489,083)	13,010,917
Total	$138,200,000	$(3,293,527)	$134,906,473

Amortization expense related to finite lived intangible assets is included in intangible amortization expenses in the condensed consolidated statement of operations and was $3,293,527 and $2,217,083 for the nine and three months ended September 30, 2024 for the Successor.

As of September 30, 2024, the expected amortization expense associated with the Company’s identifiable intangible assets with estimable useful lives over the next five years was as follows:

2024	$4,632,917
2025	9,663,333
2026	9,663,333
2027	9,663,333
2028	9,663,333
Thereafter	91,620,224
Total	$134,906,473

As of September 30, 2024, the weighted average amortization period for all intangible assets was 14.19 years.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Property and equipment

Property and equipment, at cost, consist of the following as of:

	Successor	Predecessor
	September 30, 2024	December 31, 2023
Land	$2,220,000	$417,909
Buildings and improvements	1,657,440	1,258,919
Furniture and equipment	430,842	180,363
Machinery and equipment	1,162,322	301,960
Software and computer equipment	606,189	788,664
Transportation equipment	133,137,242	31,262,068
	139,214,035	34,209,883
Less accumulated amortization and depreciation	(10,146,095)	(16,211,133)
Property and equipment, net	$129,067,940	$17,998,750

The Company recorded a gain on the disposal of equipment $95,124, $87,212, $235,081, $120,680 and $64,704 in the condensed consolidated statements of operations for nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the nine months ended September 30, 2023 (Predecessor), and for the three months ended September 30, 2023 (Predecessor), respectively.

Note 7 — Accrued liabilities

Accrued liabilities consist of the following as of:

	Successor	Predecessor
	September 30, 2024	December 31, 2023
Claims, insurance and litigation reserves	$9,248,730	$2,209,173
Accrued purchased transportation	3,875,371	2,111,527
Deferred leased to purchase payments	2,706,398	348,134
Salaries, wages and benefits	2,682,278	700,349
Owner Operator Deposits	2,043,713	—
Customer deposit	—	444,421
Other accrued expenses	2,802,630	1,989,755
Accrued liabilities	$23,359,120	$7,803,359

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income taxes

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	Successors		Predecessor
	Three months ended September 30, 2024	Nine months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Federal (benefit) tax at statutory rate (21%)	$(355,584)	$(1,067,681)	$(4,457,009)	$431,236	$1,330,246
State taxes, net of federal benefit	(56,185)	57,737	(870,083)	62,792	193,696
Permanent differences to return	9,154	1,078,165	711,694	4,027	12,422
Other Discrete	74,833	74,833	—	—	—
Total income tax (benefit) expense	$(327,782)	$143,054	$(4,615,398)	$498,055	$1,536,364

The Founding Companies’ tax years 2019 and forward remain subject to examination by federal and state jurisdictions. The Founding Companies are not currently under an IRS examination as of the date these financials were available to be issued.

Note 9 — Line of credit

At December 31, 2023, Proficient Transport had an outstanding balance on the revolving line of credit of $3,450,129. The revolving line of credit for Proficient Transport was with a financial institution which provided for borrowings up to $18,000,000 subject to a borrowing base calculation of Qualified Accounts Receivable plus Qualified Rolling Stock (trucks, tractors, and trailers that transport goods in interstate commerce purchased on the line). Interest was payable monthly at the Prime Rate plus 0.75% per annum, but no less than 4% per annum (9.25% as of December 31, 2023). Borrowings against the line of credit was secured by all assets of Proficient Transport. The line of credit required Proficient Transport to comply with certain restrictive covenants, including but not limited to a debt service coverage ratio, tangible net worth plus subordinated debt, and liabilities to tangible net worth plus subordinated debt ratio. Proficient Transport was in compliance with all covenants as December 31, 2023. On July 9, 2024, Proficient Transport terminated its revolving line of credit.

In June 2024, Proficient Transport entered into a revolving line of credit agreement with a financial institution which provides for borrowing up to $12,000,000 subject to a borrowing base calculation of Qualified Accounts Receivable. Interest is payable monthly at the Prime Rate but no less than 3% annum (8.00% as of September 30, 2024). Borrowings against the line of credit are secured by all of Proficient Transport’s assets and matures in June 2026, when all accrued interest and unpaid principal is due. As of September 30, 2024, Proficient Transport had an outstanding balance on this line of $9,500,000. Subsequent to September 30, 2024, this line of credit was repaid and terminated on November 8 , 2024.

In May 2024, Deluxe entered into a line of credit agreement with a bank. Under this agreement, Deluxe, or any of its subsidiaries or affiliates, may request the issuance of letters of credit by the bank or any bank affiliate, subject to the bank’s approval and the terms of the agreement. The agreement also establishes a credit facility (the “Facility”) with a maximum borrowing base of $6,000,000, calculated as the lesser of the maximum principal amount or 80% of qualified accounts, plus an applicable percentage of qualified inventory, subject to adjustments and reserves as deemed necessary by the bank. In May 2024, the agreement was amended and extended to August 2024. The line of credit was paid off and terminated on August 8, 2024.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Long-term debt

Long-term debt consists of the following as of:

Predecessor

December 31, 2023
Equipment notes payable to financial institutions, requiring monthly principal and interest payments totaling $43,359. The notes bear interest ranging from 4.99% to 9.32%, mature between November 2024 November 2026 and are secured by the Company’s transportation equipment.	$991,676

Note payable to a financial institution requiring monthly principal and interest payment of $6,751 and a balloon payment at maturity, bears interest at 6%, maturing December 2025. The note is secured by a mortgage on real property.	693,836

Equipment notes payable to a financial institution, requiring monthly principal and interest payments totaling $128,733. One note payable was used to refinance existing capital lease obligations in 2022. The notes bear interest ranging from 3.95% to 6.80%, mature between June 2024 and December 2028, and are secured by transportation equipment.	4,966,298
6,651,810
Less: unamortized debt issuance costs	(16,633)
Less: current maturities	(1,599,699)
Total long-term debt	$5,035,478

Successor

September 30, 2024
Equipment and vehicle notes payable to financial institutions, requiring monthly principal and interest payments totaling $2,256,283. The notes bear interest ranging from 1.9% to 13.0%, mature between November 2024 to September 2030 and are secured by the Company’s transportation equipment and vehicles.	$64,075,963
Less: unamortized debt issuance costs	(60,932)
Less: current maturities	(18,727,011)
Total long-term debt	$45,288,020

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of long-term debt are as follows:

For the year ending December 31:
2024	$5,286,346
2025	17,815,678
2026	13,042,312
2027	10,870,437
2028 and thereafter	17,000,258
Total	$64,015,031

The Company capitalized debt issuance costs of $39,106 during the period ended September 30, 2024 (Successor) and none in the period December 31, 2023 (Predecessor), respectively. Amortization expense related to the debt issuance costs totaled $35,296, $27,344, $4,795, $9,837, and $3,279 for nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the nine months ended September 30, 2023 (Predecessor), and for the three months ended September 30, 2023 (Predecessor), respectively, and was recorded within interest expense on the condensed consolidated statements of operations.

Note 11 — Leases

Lessee — The following table presents certain information related to lease costs for finance and operating leases as of:

	Successor		Predecessor
	Three months ended September 30, 2024	Nine months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Operating lease cost	$416,463	$527,365	$27,951	$4,438	$24,867
Finance lease costs:
Amortization of finance lease assets	17,170	26,328	160,032	120,933	362,798
Interest on lease liabilities	3,975	6,955	132,062	57,118	191,718
Short-term lease costs	145,001	334,519	99,533	35,173	121,388
Total lease costs	$582,609	$895,167	$419,578	$217,662	$700,771

As of September 30, 2024 (Successor) and December 31, 2023 (Predecessor), the weighted-average discount rate for operating leases was 6.87% and 0.86%, respectively. The weighted-average remaining lease term as of September 30, 2024 (Successor) and December 31, 2023 (Predecessor), was 8.2 and less than a year, respectively. As of September 30, 2024 (Successor) and December 31, 2023 (Predecessor), the weighted-average discount rate for finance leases was 12.08% and 9.26%, respectively and the weighted-average remaining lease term was 1.31 years and 1.07 years, respectively.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024 (Successor), future maturities of the lease liabilities were as follows:

	Operating leases	Finance leases
For the year ending December 31:
2024	$595,696	$24,033
2025	2,416,523	96,134
2026	1,781,733	8,011
2027	1,409,437	—
2028	1,460,741	—
Thereafter	6,694,472	—
Total undiscounted cash flows	14,358,602	128,178
Less: present value factor	(3,298,434)	(9,981)
Total lease liabilities	11,060,168	118,197
Less: current portion –	(1,711,257)	(86,544)
Total long-term lease liabilities	$9,348,911	$31,653

Lessor — The Company finances various types of transportation-related equipment to independent third parties under lease contracts which are generally for a term of one to eight years and contain an option for the lessee to return or purchase the equipment at a bargain purchase price. The Company classifies these leases as a sales-type lease. The Company assesses a third party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third party or similar third parties. For those leases classified as sales-type leases where collectability is not probable at lease commencement, the Company does not derecognize the underlying asset, and the payments received for these leases are recorded as deposit liabilities. Deposit liabilities of $2,706,398 and $348,134 were reported in accrued liabilities on the condensed consolidated balance sheet as of September 30, 2024 (Successor) and December 31, 2023 (Predecessor), respectively. The determination of collectability is an ongoing assessment, at the time that collectability is determined probable, the liability and assets will be derecognized with a corresponding earnings recognition.

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $511,141 and $35,055 are reported as net investment in leases on the condensed consolidated balance sheet as of September 30, 2024 (Successor) and December 31, 2023 (Predecessor), respectively.

For the three and nine months ended September 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the nine months ended September 30, 2023 (Predecessor), and for the three months ended September 30, 2023 (Predecessor), the Company recorded sales-type lease revenue of $0, $0, $0, $25,000 and $0, respectively, within operating revenue on the condensed consolidated statement of operations.

For the three and nine months ended September 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the nine months ended September 30, 2023 (Predecessor), and for the three months ended September 30, 2023 (Predecessor),the Company recorded interest income of $5,365, $5,261, $273, $2,045, and $635, respectively, within interest expense, net on the condensed consolidated statements of operations.

As of September 30, 2024 (Successor), future minimum lease payments expected to be collected were as follows:

For the year ending December 31:
2024	$88,632
2025	298,647
2026	157,755
2027	29,880
Total undiscounted cash payments	574,914
Less: present value factor	(63,773)
Total net investment in lease	511,141
Less: current portion	(276,193)
Total net investment in lease, less current portion	$234,948

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity (Deficit) and Preferred Stock

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

Activity related to the Series A preferred stock for the quarterly periods included from January 1, 2024 to May 12, 2024 and year ended December 31, 2023 is as follows:

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

The Company issued 6,848,795 shares of its common stock to the Founding Companies in connection with the Combinations and 1,069,346, commons shares to the ATG Sellers. Please see Note 3 for additional information.

In connection with its IPO, the Company granted the underwriters of its IPO a customary 30-day over-allotment option to buy up to an additional 2,149,999 shares of common stock from the Company at the IPO price, less underwriting discounts and commissions. In June 2024, the Company issued 1,435,000 shares of its common stock pursuant to the partial exercise of the over-allotment option. The shares were sold at the initial public offering price of $15.00 per share for total gross proceeds of $21,500,000 and net proceeds of $20,018,250 after underwriting fees and transaction costs. All of the shares of common stock were sold by the Company.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Stock-based compensation

In May 2024, the Company adopted its 2024 Long-Term Incentive Plan (“the 2024 Plan”). The 2024 Plan provides for the grant of incentive stock options (“ISOs”) to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees and directors, including employees of our affiliates. After taking into account restricted stock units granted in connection with the IPO in concurrent business combinations (Note 3), the maximum number of shares of our common stock that may be issued under our 2024 Plan is 3,260,000 shares.

The awards under the 2024 Plan vest over periods ranging between one (1) and five (5) years after the grant date. The Company uses straight line vesting to record compensation expense. All awards granted are settled in common stock.

If an employee terminates employment with the Company prior to awards vesting, the unvested awards are forfeited and the historical compensation expense is reversed in the period of termination.

Shares subject to stock awards granted under the 2024 Plan that expire or terminate do not reduce the number of shares available for issuance under the 2024 Plan. Additionally, shares become available for future grants under the 2024 Plan if they were stock awards issued under the 2024 Plan and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award.

Restricted Stock Units (Successor)

The following summarizes grants made of restricted stock awards under the 2024 Plan, as amended, on the dates indicated:

●	On May 12, 2024, the Company’s CEO, was awarded 1,212,532 restricted stock units, 1/3 of these units vested immediately with the remaining shares to vest in equal installments over the next five (5) years beginning on May 13, 2025.

●	On May 13, 2024, in the connection with the Company’s IPO, the Company awarded restricted stock awards for 129,397 shares to key employees from one of the Founding Companies. The awards vest over 38 months beginning on May 13, 2025.

●	On May 13, 2024, in the connection with the Company’s IPO, the Company awarded restricted stock awards for 307,933 shares to key employees from one of the Founding Companies. These awards vest in equal installments over three (3) years beginning on May 13, 2025.

●	On May 13, 2024, the compensation committee awarded 5,000 restricted stock awards to each independent Board Member, totaling 20,000 units. These awards vest one year from the grant date.

●	On June 3, 2024, as part of an employee agreement the Company awarded 9,824 shares of restricted stock awards. These awards vest in equal installments over three (3) years beginning on June 3, 2025.

●	On August 16, 2024, in the connection with the Company’s acquisition of ATG, the Company awarded restricted stock awards for 18,210 shares to key employees of ATG. These awards vest in equal installments over four (4) years beginning on August 16, 2025

●	On August 14, 2024, as part of an employee agreement the Company awarded 64,666 shares of restricted stock awards. These awards vest in equal installments over three (3) years beginning on August 14, 2025.

●	On September 30, 2024, as part of employee agreements the Company awarded 7,697 shares of restricted stock awards. These awards vest in equal installments over three (3) years beginning on September 30, 2025.

Total compensation expense related to these restricted stock awards was $7.7 million and $1.1 for the nine and three months ended September 30, 2024, respectively. As of September 30, 2024, there was a total of $17,439,949 of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next four years.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of all restricted stock/units outstanding as of December 31, 2023 and activity during the nine months ended September 30, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2023	-	$0.00	-
Granted	2,317,966	$15.19	-
Vested	(951,885)	$15.00	-
Canceled/Forfeited	(120,000)	$15.00	-
Outstanding, September 30, 2024	1,246,081	$15.35	3.93

Phantom Stock Plan (Predecessor) — In June 2018, Proficient Transport granted a phantom stock award of 565,463 units (the “Units”), of which 188,488 Units vested immediately, to a member of the Board of Directors of Proficient Transport. The remaining 376,975 Units vested in connection with the business combination (Note 3) on May 13, 2024.

Note 14 — Segment reporting

The Company’s business is organized into two operating segments, which represent the Company’s reportable segments. The Company Drivers segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering devotes the use of equipment to specific customers and provides transportation services through long-term contracts. The Company’s Brokered segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

The following table summarizes information about our reportable segments:

	Successor		Predecessor
	Three months ended	Nine months ended	For the period from January 1 to May 12,	Three months ended	Nine months ended
	September 30, 2024		2024	September 30, 2023
Revenues
Company Drivers, excluding fuel surcharge and other reimbursements	$35,468,009	$52,693,225	$12,673,594	$8,824,151	$29,279,009
Company Drivers fuel surcharge and other reimbursements	2,465,277	3,589,523	826,414	684,583	3,923,274
Other Revenue	318,534	318,534	-	-	-
Lease Revenue	5,645	5,645	196,814	86,952	124,958
Total Company Drivers	38,257,465	56,606,927	13,696,822	9,595,686	33,327,241

Brokered, excluding fuel surcharge and other reimbursements	48,821,883	83,407,412	26,274,193	23,035,294	64,463,598
Brokered fuel surcharge and other reimbursements	3,552,019	6,022,436	1,246,673	837,176	2,923,024
Other Revenue	57,433	208,100	-	-	-
Lease Revenue	816,701	1,169,223	-	-	-
Total Brokered	53,248,036	90,807,171	27,520,866	23,872,470	67,386,622
Total Operating Revenue	91,505,501	147,414,098	41,217,688	33,468,156	100,713,863

Operating Income
Company Drivers	(327,281)	887,958	(3,756,133)	(208,630)	183,913
Brokered	5,428,651	9,477,822	(16,752,365)	2,488,784	6,946,135
Corporate	(7,286,875)	(15,466,324)	-	-	-
Total Operating (Loss) Income	$(2,185,505)	$(5,100,544)	$(20,508,498)	$2,280,154	$7,130,048

Depreciation and Intangible Amortization
Company Drivers	$6,337,669	$8,030,318	$872,783	$603,508	$1,737,432
Brokered	227,998	1,955,575	62,205	48,883	130,333
Corporate	2,217,858	3,294,665	-	-	-
Total Depreciation and Amortization	$8,783,525	$13,280,558	$934,988	$652,391	$1,867,765

Assets and other balance sheet information are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Loss per share

Basic loss per share is based upon the weighted average common shares outstanding during each year. Diluted loss per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the nine and three months ended September 30, 2024, the Company had outstanding restricted shares of common stock to certain of our employees and directors, under the Company’s restricted stock award plans. The diluted shares include the dilutive effect of restricted stock units based on the treasury stock method.

A reconciliation of the numerator (net loss) and denominator (weighted average number of shares outstanding of the basic loss per share) for the nine and three months ended September 30, 2024 and is as follows:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Numerator:
Net Loss	$(1,365,476)	$(5,227,249)

Denominator:
Weighted-Average Number of Shares of Common Stock	26,495,108	14,851,641
Basic Loss per Share	$(0.05)	$(0.35)

The Company excluded 1,250,341 and 1,252,348 of RSU’s from the computation of weighted-average number of shares of common stock in computing the diluted loss per share for the periods presented because including them would have had an anti-dilutive effect for the nine and three months ended September 30, 2024, respectively.

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

Independent Contractors Misclassification Class Action

In May 2020, a Brokered employee filed claim against Sierra Mountain Group, Inc. and an officer of the Company in Sacramento County Superior Court in California. The putative class alleges that Sierra misclassified owner/operators as independent contractors, not as employees, in violation of the California Labor Code applicable to employees (meal and rest breaks, minimum wage, etc.). Sierra denies liability and filed a counterclaim against the Plaintiff for costs and attorneys’ fees.

In August 2023, all parties reached an agreement on material settlement terms and signed a Memorandum of Understanding pursuant to which the defined class would be paid approximately $4,000,000 pending approval of a long-term settlement agreement currently in process. The $4,000,000 was recorded as an expense in the fiscal year ending December 31, 2022 and a contingent liability has been recorded within accrued liabilities on the condensed consolidated balance sheet as of September 30, 2024. We believe we are entitled to indemnification from the sellers of Sierra for a portion of this contingent liability.

Former Employee Class Action

In May 2024, a former employee filed claim against Deluxe Auto Carriers, Inc., in Riverside County Superior Court in California. The putative class alleges that Deluxe failed to pay for meal and rest periods for time worked, off the clock work, overtime, business expenses, itemized wage statements, among other things. The Company is still evaluating this contingency and has included its best estimate of potential liability within accrued liabilities on the condensed consolidated balance sheet as of September 30, 2024. We believe we are entitled to indemnification from the sellers of Deluxe for a portion of the potential liability relating to this contingency.

Delinquent Filings with Department of Labor

Deluxe Auto Carriers, Inc. was delinquent in its filings with the Department of Labor (DOL) with respect to its Retirement Plan Information Returns for plan years 2019 through 2022. As of September 30, 2024, all delinquent filings had been made. These delinquencies could result in penalties and interest from the DOL and the Internal Revenue Service (IRS). We have not received any notices from the DOL or the IRS regarding the delinquent filings, therefore, the Company does not have a reasonable estimate for any additional potential penalties or interest. We believe we are entitled to indemnification from the sellers of Deluxe for the potential liability relating to this contingency.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Subsequent events

On November 8, 2024, Proficient entered into a credit facility with a commercial bank that includes up to $25 million in term debt and up to another $20 million in a revolving line of credit. The term debt portion bears interest at SOFR, plus 2.50%, with interest only payments for the first six months and the balance at the end of six months with principal amortizing over the ensuing five years with 60 monthly payments. Drawn balances from the revolving line of credit bear interest at SOFR, plus 2.20%, with all principal and interest to be repaid at the end of five years. The amount available to be drawn from the line of credit at any point in time is based on a percentage of consolidated accounts receivable and inventory reported by PAL and its subsidiaries. The term debt includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA), both measured quarterly. Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit (see below).

On November 1, 2024, PAL Stock Acquiror, Inc. purchased Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah. The Company purchased UTT for $4.5 million in an all-cash transaction.

On November 8, 2024, Proficient Transport terminated its line of credit that was entered into in June 2024. At the time of termination, the revolving line of credit had an outstanding balance of $9,514,907 including interest.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes of Proficient and Proficient Transport included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 (the “Quarterly Report”) and the consolidated financial statements and related notes of Proficient and Proficient Transport for the year ended December 31, 2023 included in Proficient’s Registration Statement on Form S-1 (333-278629) (the “Registration Statement”).

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

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assume future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this Quarterly Report and Registration Statement, and elsewhere in this Quarterly Report and the Registration Statement. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding:

●	the economic conditions in the global markets in which we operate;

●	our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions;

●	our ability to recruit and retain qualified driving associates, independent contractors and third-party auto transportation and logistics companies;

●	our expectations regarding the successful implementation of the Combinations and other acquisitions;

●	geopolitical developments and additional changes in international trade policies and relations;

●	the effect of any international conflicts or terrorist activities, including the current conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or us in particular, and what effects these events will have on our costs and the demand for our services;

●	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

●	our ability to compete effectively against current and future competitors;

●	our dependence on the automotive industry, which is directly affected by such external factors as general economic conditions in the United States, Canada and Mexico, unemployment rates, labor shortages or strikes, consumer confidence, government policies, continuing activities of war, terrorist activities and the availability of affordable new car financing;

●	our ability to maintain our profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes; and our future financial and operating results;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and

●	our use of the net proceeds from the IPO and the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements.

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

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America based upon information obtained from leadership of the Auto Haulers Association of America, utilizing roughly 1,050 auto transport vehicles and trailers on a daily basis, including approximately 858 Company-owned transport vehicles and trailers, and employing 710 dedicated employees as of October 31, 2024. Prior to the completion of the IPO, we had not operated as a combined company. From our 49 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies, such as General Motors, BMW, Stellantis, and Mercedes Benz, to electric vehicle (“EV”) producers, such as Tesla and Rivian. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

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

Proficient Auto Logistics, Inc. has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, Management’s Discussion And Analysis Of Results Of Operations And Financial Condition For The Nine And Three Months Ended September 30, 2024 for each of Proficient and Proficient Transport are included in this Quarterly Report on Form 10-Q. A black-line between the Successor and Predecessor periods has been placed in the financial tables below to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

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

We are typically paid a predetermined rate per mile for our Company Drivers services. Consistent with industry practice, our typical customer contracts do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility to negotiate rates up or down in response to changes in auto demand and truck capacity.

Generally, we receive fuel surcharges on the miles for which we are compensated by customers. Fuel surcharges revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price increases.

We monitor as key operating metrics average revenue per unit and average revenue per hour, as applicable to the portions of our business that contract on each of these bases.

Operating Expenses

Our most significant operating expenses vary with miles traveled and include (i) fuel and fuel taxes, (ii) driver related expenses, such as salaries, wages, benefits, training and recruitment, (iii) the cost of purchased transportation that we pay to third-party carriers and (iv) maintenance of our fleet. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include depreciation of long-term assets, such as revenue equipment and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2 of the accompanying condensed consolidated financial statements of the Company for additional information about our critical accounting policies and estimates.

Claims and insurance accruals

Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims, plus an estimated liability for incurred but not reported claims and the associated expense. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future developments based on historical trends. Changes in assumptions could potentially have a material effect on the provision for workers’ compensation and liability claims. Additionally, if any claim were to exceed our coverage limits, we would have to accrue for and pay the excess amount, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Business Combinations — The Company accounts for business combinations using the acquisition method pursuant to ASC 805, Business Combinations. For each acquisition, the Company recognizes the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Valuations of certain assets acquired, including customer relationships, developed technology and trade names involve significant judgment and estimation. The Company uses independent valuation specialists to help determine fair value of certain assets and liabilities. Valuations utilize significant estimates, such as forecasted revenues and profits. Changes in these estimates could significantly impact on the value of certain assets and liabilities. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date. The Company expects to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

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

Reportable Segments

Our business is organized into two operating segments, Company Drivers and Brokered, which represent the Company’s reportable segments. The Company Drivers segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering devotes the use of equipment to specific customers and provides transportation services through long-term contracts. The Company’s Brokered segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

Company Drivers Segment

In our Company Drivers Segment, we generate revenue by transporting autos for our customers under our OEM contract arrangements and our contract services arrangements. Our OEM contract arrangements provide automobile transportation services through movements of autos over routes across the United States. Our Company Drivers segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide Company Drivers carrier services of automobiles. The main factors that affect operating revenue in the Company Drivers Segment are the average revenue per mile received from customers, the percentage of miles for which we are compensated and the number of vehicles transported.

We are typically paid a predetermined rate per unit for our Company Drivers services. Our executed contracts contain fixed terms and rates and are often used by our customers with high-service and high-priority freight. We continually strive to increase our revenues derived from contracts as a percentage of total revenue by continuing to build upon our existing relations and acquire new relations with OEMs.

Our contracts with customers in the Company Drivers segment generally include a fuel surcharge to account for fluctuating fuel prices. Built into our predetermined contract rates with each customer is a baseline fuel price and when fuel prices rise above this baseline price our customers compensate us for the variance in the form of additional revenue. If fuel prices drop below the baseline price, we in turn owe our customers this variance and record a discount. This additional revenue/discount is represented on the Fuel Surcharge and Other Reimbursements line in our condensed consolidated financial statements. Fuel surcharge revenue mitigates the effect of price increases over the life of the contract; however, these revenues may not fully protect us from all fuel price increases. Conversely, any discount related to a decline in fuel prices mitigates any upside we would otherwise experience from such decline.

In our Company Drivers segment, our most significant operating expenses vary with miles traveled and include (i) fuel, and (ii) driver related expenses, such as wages, benefits, training and recruitment. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include depreciation of long-term assets, such as trucks and trailers (to which we refer as revenue equipment) and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

Our Company Drivers segment requires substantial capital expenditures for purchase of new revenue equipment. We use a combination of financing leases and secured long-term debt to acquire revenue equipment. When we finance revenue equipment acquisitions with either finance leases or long-term debt, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation” and “Interest expense.” We expect our depreciation and interest expense will be impacted by changes in the percentage of our revenue equipment acquired in any given year.

Brokered Segment

In our Brokered segment, we retain the customer relationship, including billing and collection, and we outsource the transportation of the loads to third-party carriers. For this segment, we rely on the company’s brokerage department to procure spot buy arrangement contracts, and to match loads and carriers via the Company’s information systems. This segment also includes revenue generated by our owner-operators and some third-party carriers who haul autos for our OEM and contract customers.

Our Brokered segment revenue is mainly derived from our customers requiring additional transportation needs to haul autos as their current carriers cannot meet their demands. The main factors that affect operating revenue in our Brokered segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through our third-party carriers and our ability to secure third-party carriers to transport customer autos. We generally do not have contracted long-term rates for the cost of third-party carriers, and we cannot assure that our results of operations will not be adversely impacted in the future if our ability to obtain third-party carriers changes or the rates of such providers increase.

The most significant expense of our Brokered segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party carriers and is included in the “Purchased transportation” line item. This expense generally varies directly with the amount of Brokered revenue, rates charged by third party carriers and current demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (which are recorded in the “Salaries, wages and benefits” line item).

The primary performance indicator in our Brokered segment is operating margin (brokered operating revenue, less brokered operating expenses, as a percentage of brokered operating revenue). Operating margin can be impacted by the rates charged to customers and the rates charged by third-party carriers.

Our Brokered segment does not require significant capital expenditures and is not asset-intensive like our Company Drivers segment.

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles GAAP. However, management believes that EBITDA and Operating Ratio provide useful information in measuring our operating performance, generating future operating plans and making strategic decisions regarding allocation of capital. Management believes this information presents helpful comparisons of financial performance between periods by excluding the effect of certain non-recurring items.

EBITDA and Operating Ratio do not have a standardized meaning prescribed by GAAP and therefore they may not be comparable to similarly titled measures presented by other companies, and it should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

EBITDA is defined as net income (loss) for the period adjusted for interest expense, income tax expense (benefit) and depreciation expense and intangible amortization expense.

Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, and share-based compensation expenses.

The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Successor		Predecessor
	Three months ended September 30, 2024	Nine months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Total operating revenue	$91,505,501	$147,414,098	$41,217,688	$33,468,155	$100,713,862
Net (loss) income	$(1,365,476)	$(5,227,249)	$(16,608,453)	$1,555,449	$4,798,142
Add Back:
Interest expense	1,407,146	2,046,941	717,431	226,650	795,542
Income tax expense (benefit)	(327,782)	143,054	(4,615,398)	498,055	1,536,364
Depreciation	6,566,444	9,987,031	934,988	652,392	1,867,766
Intangible amortization	2,217,083	3,293,527	—	—	—
EBITDA	$8,497,415	$10,243,304	$(19,571,432)	$2,932,546	$8,997,814
EBITDA Margin	9.3%	6.9%	(47.5)%	8.8%	8.9%

Add Back:
Stock-based compensation	1,071,160	7,746,796	—	—	—
Adjusted EBITDA	$9,568,575	$17,990,100	$(19,571,432)	$2,932,546	$8,997,814
Adjusted EBITDA Margin	10.5%	12.2%	(47.5)%	8.8%	8.9%

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

The following table provides a reconciliation of total operating revenue and operating (loss) income, to operating margin and adjusted operating margin:

	Successor		Predecessor
	Three months ended September 30, 2024	Nine months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Total operating revenue	$91,505,501	$147,414,098	$41,217,688	$33,468,155	$100,713,862
Total operating expenses	93,691,006	152,517,814	61,726,186	31,188,001	93,583,814
Operating (loss) income	(2,185,505)	(5,103,716)	(20,508,498)	2,280,154	7,130,048
Operating Ratio	102.4%	103.5%	149.8%	93.2%	92.9%

Add Back:
Stock-based compensation	1,071,160	7,746,796	—	—	—
Intangible amortization	2,217,083	3,293,527	—	—	—
Adjusted Total Operating Expenses	$90,402,763	$141,477,491	$(20,508,498)	$2,280,154	$7,130,048
Adjusted Operating Ratio	98.8%	96.0%	149.8%	93.2%	92.9%

Comparison of Results of Operations

Comparison of Results of Operations for nine- and three-months periods ended September 30, 2024 (Successor) are not comparable to the same period in 2023 (Predecessor) due to the business combinations executed on May 13, 2024. The Successor financial information presented below includes results of operations from the period May 13, 2024 to September 30, 2024 from the acquired businesses as well as expenses from the acquiring entity for the nine and three months ended September 30, 2024. The Predecessor financial information presented below shows only the results of operations for Proficient Auto Transport for the period January 1, 2024 to May 12, 2024 and the nine and three months ended September 30, 2023. The following discussion takes into consideration the lack of comparability. See Note 3 —Business Combinations for more information.

	Successor		Predecessor
	Proficient Auto Logistics, Inc.		Proficient Auto Transport, Inc.
	Three months ended September 30, 2024	Nine months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2023
Operating revenue
Revenue, before fuel surcharge	$84,289,892	$136,100,637	$38,947,787	$31,859,444	$93,742,606
Fuel surcharge and other reimbursements	6,017,296	9,611,959	2,073,087	1,521,759	6,846,298
Other revenue	375,967	526,634	—	—	—
Lease revenue	822,346	1,174,868	196,814	86,952	124,958
Total operating revenue	91,505,501	147,414,098	41,217,688	33,468,155	100,713,862

Operating Expenses
Salaries, wages and benefits	17,373,659	27,041,664	27,373,183	4,786,636	16,135,513
Stock-based compensation	1,071,160	7,746,796	—	—	—
Fuel and fuel taxes	5,956,074	9,443,137	1,119,549	864,905	3,624,233
Purchased transportation	44,995,562	73,113,996	25,995,763	21,948,239	61,091,500
Truck expenses	5,692,078	8,091,752	1,638,919	1,340,015	5,797,095
Depreciation	6,566,444	9,987,031	934,988	652,392	1,867,766
Intangible amortization	2,217,083	3,293,527	—	—	—
Loss (Gain) on sale of equipment	(107,491)	(105,183)	(235,081)	(64,704)	(120,680)
Insurance premiums and claims	5,459,075	7,212,021	954,043	814,761	2,511,803
General, selling, and other operating expenses	4,467,362	6,693,073	3,944,822	845,757	2,676,584
Total Operating Expenses	93,691,006	152,517,814	61,726,186	31,188,001	93,583,814
Operating (loss) income	(2,185,505)	(5,103,716)	(20,508,498)	2,280,154	7,130,048
Other income and expense
Interest expense	(1,407,146)	(2,046,941)	(717,431)	(226,650)	(795,542)
Acquisition Costs	(1,049,570)	(1,049,570)	—	—	—
Earn Out Contingency Gain	3,095,114	3,095,114	—	—	—
Other income (expense), net	(146,151)	20,918	2,078	—	—
Total other income (expense)	492,247	19,521	(715,353)	(226,650)	(795,542)
(Loss) Income before income taxes	(1,693,258)	(5,084,195)	(21,223,851)	2,053,504	6,334,506
Income tax expense (benefit)	(327,782)	143,054	(4,615,398)	498,055	1,536,364
Net (loss) income	$(1,365,476)	$(5,227,249)	$(16,608,453)	$1,555,449	$4,798,142

Adjusted Operating Ratio	98.8%	96.0%	149.8%	93.2%	92.9%

Adjusted EBITDA	$9,568,575	$17,990,100	$(19,571,432)	$2,932,546	$8,997,814

Operating Revenue — We generate revenue from two primary sources: transporting autos for its customers (including related fuel surcharge revenue and other reimbursements) and arranging for the transportation of customer autos by third-party carriers. We have two reportable segments: Company Drivers segment and Brokered segment. Company Drivers revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by our two Company Drivers service offerings: OEM transports and contract. Brokered revenue before fuel surcharges and other reimbursements is primarily generated through brokering autos to third-party carriers. Fuel surcharges and other reimbursements represent additional revenue we earn based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

Our total operating revenue is affected by, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the Company Drivers and Brokered industry, the success of our marketing and sales efforts and the availability of drivers and third-party carriers.

We disaggregate revenue from contracts with customers for Company Drivers and Brokered operations between (1) revenue, before fuel surcharges and reimbursements (2) fuel surcharges and reimbursements (3) lease revenue and (4) other revenue.

Total Operating Revenues — Due to the Successor period including revenues from the acquired entities from May 13, 2024 to September 30, 2024 we are showing an increase in three and nine month period ended September 30, 2024. In the Successor three months period ended September 2024, our year over year volumes remain relatively flat but revenue earned per unit decreased resulting in a reduction in revenues when compared to the previous year’s pro forma revenues of the acquired entities.

Total Operating Expenses — Due to the Successor period including expenses from the acquired entities from May 13, 2024, to September 30, 2024, and the Successor’s expenses for the full 2024 period presented we are showing an increase in in both the three and nine month period ended September 30, 2024. Included in our three and nine months September 30, 2024 operating expenses is stock-based compensation of $1,071,160 and $7,746,796, respectively. The stock-based compensation is a result of the issuance of restricted stock awards under our 2024 Long-Term Incentive Plan to retain key employees at the Founding Companies.

Adjusted Operating Ratio — We noted higher adjusted operating ratios between the three and nine month periods ending September 30, 2024 and 2023 due to the drop in revenue and higher operating expenses. See “Non-GAAP Financial Measure” section above for our calculation of Adjusted Operating Ratio.

At the lower level of revenue, the operating leverage to cover fixed costs declined as reflected in the higher adjusted operating ratio.

Adjusted EBITDA — As previously mentioned, due to the Successor periods only including financial results for the period May 13, 2024 to September 30, 2024 for the acquired entities this has skewed our comparisons for the three and nine months ended September 30, 2024. Our Adjusted EBITDA for the three and nine month periods ended September 30, 2024 increased for both comparable periods. See “Non-GAAP Financial Measure” section above for our calculation of Adjusted EBITDA.

Liquidity and Capital Resources

Overview

Our business requires substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on our debt obligations, lease payments and tax payments when we generate taxable income. Recently, we have financed our capital requirements with cash flows from operating activities, direct equipment financing, and proceeds from our IPO that closed in May 2024. We intend to purchase approximately twenty-five tractors and trailers in the fourth quarter and plan to finance the purchases through a combination of operating cash flows and direct equipment financing.

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

Pinnacle LOC

On November 8, 2024, the Company and certain of its subsidiaries, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank, as lender (the “Lender”). The Loan Agreement provides for (i) a delayed draw term loan facility of up to an aggregate principal amount of $25 million (the “Term Loan Facility”) and (ii) a revolving credit facility of up to an aggregate principal amount of $20 million at any time outstanding (the “Revolving Credit Facility”), in each case, subject to the terms of the Loan Agreement. Proceeds of the Term Loan Facility may be used to refinance existing indebtedness of the Company, to finance certain permitted acquisitions and fees and expenses related thereto, and to pay fees and transaction expenses associated with the Loan Agreement. Proceeds of the Revolving Credit Facility may be used for general working capital, to pay the fees and transaction expenses associated with the Loan Agreement, and to pay any of the Company’s obligations thereunder. The loans under the Loan Agreement may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The maturity date of the maturity date of the Term Loan Facility is May 8, 2031, and the maturity date of the Revolving Credit Facility is November 8, 2029.

Borrowings under the Loan Agreement bear interest at a rate per annum equal to Term SOFR for an interest period equal to one month plus a margin of (x) 2.50% per annum with respect to any loan under the Term Loan Facility and (y) 2.20% per annum with respect to any loan under the Revolving Credit Facility. In addition, the Company is required to pay an unused line fee on the unutilized commitments with respect to the Revolving Credit Facility at the rate of 0.15% per annum.

The Loan Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens on their respective assets, engage in mergers and other fundamental changes, make investments, enter into transactions with affiliates, pay dividends and make other restricted payments, prepay other indebtedness and sell assets, in each case subject to certain exceptions set forth in the Loan Agreement. The Loan Agreement also requires the Company to maintain (i) a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of greater than or equal to 1.25 to 1.00 and (ii) a Funded Debt to Adjusted EBITDA Ratio (as defined in the Loan Agreement) of less than or equal to 3.00 to 1.00, in each case, as of the end of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2025.

All obligations under the Loan Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its subsidiaries.

Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit.

Cash Flows

For the nine months ended September 30, 2024, cash flows from operating activities of $7,768,100, a $1,745,733 increase compared to the nine months ended September 30, 2023. The increase was primarily due to increased earnings before non-cash charges including depreciation, intangible amortization and stock compensation, net of the adjustment of earnout contingency which was partly offset by an increase in prepaid expenses and other assets and a decrease in accounts payable.

For the nine months ended September 30, 2024, cash flows used in investing activities was $201,829,965. This increase of $201,731,581 compared to September 30, 2023 is mainly due to the cash paid to acquire the Founding Companies and ATG as discussed above in Note 3 — Business Combinations.

For the nine months ended September 30, 2024, cash flows provided by financing activities was $210,451,847, which was an increase of $216,375,171 compared to the nine months ended September 30, 2023. This increase is due to our issuance of common stock in the Company’s IPO plus proceeds from debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

Except for the enhancements to controls to address the material weakness discussed above, there were no changes to our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

We did not sell any unregistered equity securities during the three-month period ended September 30, 2024.

We did not repurchase any shares of our common stock during the three-month period ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On November 8, 2024, Proficient Auto Logistics, Inc. (the “Company”) and certain of its subsidiaries, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank, as lender (the “Lender”). The Loan Agreement provides for (i) a delayed draw term loan facility of up to an aggregate principal amount of $25 million (the “Term Loan Facility”) and (ii) a revolving credit facility of up to an aggregate principal amount of $20 million at any time outstanding (the “Revolving Credit Facility”), in each case, subject to the terms of the Loan Agreement. Proceeds of the Term Loan Facility may be used to refinance existing indebtedness of the Company, to finance certain permitted acquisitions and fees and expenses related thereto, and to pay fees and transaction expenses associated with the Loan Agreement. Proceeds of the Revolving Credit Facility may be used for lawful corporate purposes and general working capital, to pay the fees and transaction expenses associated with the Loan Agreement, and to pay any of the Company’s obligations thereunder. The loans under the Loan Agreement may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The maturity date of the maturity date of the Term Loan Facility is April 8, 2031, and the maturity date of the Revolving Credit Facility is November 8, 2029.

Borrowings under the Loan Agreement bear interest at a rate per annum equal to Term SOFR for an interest period equal to one month plus a margin of (x) 2.50% per annum with respect to any loan under the Term Loan Facility and (y) 2.20% per annum with respect to any loan under the Revolving Credit Facility. In addition, the Company is required to pay an unused line fee on the unutilized commitments with respect to the Revolving Credit Facility at the rate of 0.15% per annum.

The Loan Agreement contains certain customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens on their respective assets, engage in mergers and other fundamental changes, make investments, enter into transactions with affiliates, pay dividends and make other restricted payments, prepay other indebtedness and sell assets, in each case subject to certain exceptions set forth in the Loan Agreement. The Loan Agreement also requires the Company to maintain (i) a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of greater than or equal to 1.25 to 1.00 and (ii) a Funded Debt to Adjusted EBITDA Ratio (as defined in the Loan Agreement) of less than or equal to 3.00 to 1.00, in each case, as of the end of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2025.

All obligations under the Loan Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its subsidiaries.

The Loan Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.

The description of the Loan Agreement set forth under this Item 5(a) is qualified in its entirety by reference to the complete terms and conditions of the Credit Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-K and incorporated herein by reference.

(c) None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2024.

Item 6. Exhibits

Exhibit Number

10.1	Loan Agreement, dated November 8, 2024, by and among Proficient Auto Logistics, Inc. and certain of its subsidiaries, as the borrower, and Pinnacle Bank, as lender
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proficient Auto Logistics, Inc.

Date: November 14, 2024	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)