Form 10-K
period 2024-12-31
Proficient Auto Logistics, Inc
filed 2025-03-31
CIK 1998768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-42035

PROFICIENT AUTO LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-1869180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12276 San Jose Blvd. Suite 426 Jacksonville, Florida	32223
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (904) 506-7918

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	PAL	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $362 million based on the price at which such common stock was last sold, $16.06 on June 28, 2024.

As of March 25, 2025, the registrant had 27,069,114 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, which will be filed within 120 days after the close of the 2024 fiscal year.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

i

EXPLANATORY NOTE

On May 13, 2024, Proficient Auto Logistics, Inc. (“Proficient”) completed the initial public offering (the “IPO”) of its common stock. Prior to the IPO, Proficient had entered into agreements (the “Combination Agreements”) to acquire in multiple, separate acquisitions (the “Combinations”) five operating businesses and their respective affiliated entities, as applicable, operating under the following names: (a) Delta Automotive Services, Inc. (which converted to Delta Automotive Services, LLC in an F-reorganization on April 29, 2024), doing business as Delta Auto Transport, Inc. (“Delta”), (ii) Deluxe Auto Carriers, Inc. (“Deluxe”), (iii) Sierra Mountain Group, Inc. (“Sierra”), (iv) Proficient Auto Transport, Inc. (“Proficient Transport”), and (v) Tribeca Automotive Inc. (“Tribeca” and, together with Delta, Deluxe, Sierra, and Proficient Transport, the “Founding Companies”). On May 13, 2024, in connection with the closing of the IPO, Proficient also completed the acquisitions of all the Founding Companies.

For accounting and reporting purposes, Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company (as defined below). The Successor financial information presented herein includes results of operations from the period May 13, 2024 to December 31, 2024 from the acquired businesses as well as expenses from the acquiring entity for the twelve months ended December 31, 2024. As a result, the audited condensed consolidated financial statements as of, and for the twelve months ended, December 31, 2024 for Proficient (Successor) and for the period from January 1, 2024 to May 12, 2024 and the twelve months ended December 31, 2023 and 2022 for Proficient Transport (Predecessor) are included in this Annual Report on Form 10-K. The Company is not required to provide, and this Annual Report does not contain, pro forma financial data giving effect to the completion of the Combinations and the completion of the IPO and the use of the proceeds therefrom.

Because Proficient was formed on June 13, 2023 and had no material transactions in the period from formation through December 31, 2023, no comparative information for the twelve month period ended December 31, 2023 is provided in this Annual Report on Form 10-K.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Proficient” refers solely to Proficient Auto Logistics, Inc. prior to the Combinations, and references to the “Company,” “we,” “us,” and “our” refer to Proficient Auto Logistics, Inc. and its subsidiaries after giving effect to the Combinations.

ii

Part I

FORWARD-LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Proficient Auto Logistics, Inc. and its subsidiaries as a whole, after giving effect to the Combinations.

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assume future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this Annual Report and elsewhere in this Annual Report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding:

●	the economic conditions in the global markets in which we operate;

●	our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions;

●	our ability to recruit and retain qualified drivers, independent contractors and third-party auto transportation and logistics companies;

●	our expectations regarding the successful implementation of the Combinations and other acquisitions;

●	geopolitical developments and additional changes in international trade policies and relations;

●	the effect of any international conflicts or terrorist activities, including the current conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or us in particular, and what effects these events will have on our costs and the demand for our services;

●	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

●	our ability to compete effectively against current and future competitors;

●	our dependence on the automotive industry, which is directly affected by such external factors as general economic conditions in the United States, Canada and Mexico, trade policies, including tariffs, unemployment rates, labor shortages or strikes, consumer confidence, government policies, continuing activities of war, terrorist activities and the availability of affordable new car financing;

●	our ability to maintain our profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes; and our future financial and operating results;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and

●	the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. In addition, in light of certain risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not occur. The forward-looking statements made in this document relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1. BUSINESS

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America based upon information obtained from leadership of the Auto Haulers Association of America, utilizing roughly 1,145 auto transport vehicles and trailers on a daily basis, including approximately 845 Company-owned transport vehicles and trailers, and employing 671 dedicated employees as of December 31, 2024. From our 50 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers include nearly all of the global auto manufacturing companies, including General Motors Company (“General Motors”), Bayerische Motoren Werke Aktiengesellschaft (“BMW”), Stellantis N.V. (“Stellantis”), and Mercedes-Benz among others. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Description of the Combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca. On May 13, 2024, the Company completed its IPO of its common stock, and in connection with the closing of the IPO, the Company also completed the acquisitions of all of the Founding Companies. The Founding Companies were acquired for approximately $178.5 million in cash and 6,978,191 shares of our common stock (provided, that 541,866 of these shares of common stock were held back and were not issued at the closing of the Combinations to satisfy the indemnification obligations of certain of the Founding Companies for a period of twelve months following the closing of the Company’s IPO), using an initial public offering price of $15.00 per share. The Combinations are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer.”

Proficient Auto Logistics, Inc. has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, Management’s Discussion and Analysis of Results of Operations and Financial Condition for the twelve months ended December 31, 2024 for each of Proficient and Proficient Transport are included in this Annual Report on Form 10-K. A black-line between the Successor and Predecessor periods has been placed in the financial tables below to highlight the lack of comparability between these two periods. Please refer to Note 3 of the Notes to Consolidated Financial Statements — “Business Combinations.”

Operations and Services Provided

We provide new and used auto transportation and logistics services to automobile manufacturing companies, leasing companies, automobile dealers, automobile auction companies, long-distance transporters, brokers and individuals. Services typically are provided as needed by particular customers and charged according to pre-set rates based on auto size, weight and mileage. We transport large numbers of vehicles from auto manufacturing sites, marine ports and rail hubs to individual auto dealers. On the used car transport side, cars are picked up and delivered primarily to rental car locations and automobile auctions. In addition, we provide transport services for dealers that transfer new cars from one region to another based on demand.

We operate a dispatch system to assign individual transport vehicles to particular cars that require delivery. We also have computerized positioning systems which identify and track vehicle location and status, thereby decreasing response times and increasing asset utilization.

Our initial integration efforts after the Combinations focused on consolidating route planning and dispatch software of the Founding Companies, which was completed during the third quarter of fiscal year 2024.

We began integrating and implementing accounting systems across the Founding Companies to enable us to centralize our accounting and financial reporting activities at our headquarters in Jacksonville, Florida.  We anticipate that we will need to upgrade and expand our information technology systems on an ongoing basis as we expand our operations and complete acquisitions.

Segments

Our business is organized into two reportable operating segments, Company Drivers and Brokered. The Company Drivers segment offers automobile transport and dedicated services under an asset-based model. The Company’s dedicated service offering devotes the use of Company equipment to specific customers and provides transportation services through long-term contracts. The Company’s Brokered segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

Company Drivers Segment

In our Company Drivers Segment, we generate revenue by transporting autos for our customers in our OEM contract and spot arrangements, secondary market auto moves, and our contract services arrangements. Our OEM contract and spot arrangements provide auto transportation and logistics services through movements of autos over routes across the United States. Secondary market auto moves are for customers other than OEMs. Our contract services offering devotes the use of equipment to specific customers and provides services through long-term contracts.  Our Company Drivers segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide Company Drivers carrier services of automobiles. The main factors that affect operating revenue in the Company Drivers Segment are the average revenue per unit received from customers and the number of vehicles transported.

We are typically paid a predetermined rate per unit for our Company Drivers services. Our executed contracts contain fixed terms and rates and are often used by our customers with high-service and high-priority freight. We continually strive to increase our revenues derived from fixed term contracts as a percentage of total revenue by continuing to build upon our existing relations and acquire new relations with OEMs.

Our contracts with customers in the Company Drivers segment generally include a fuel surcharge to account for fluctuating fuel prices. Built into our predetermined contract rates with each customer is a baseline fuel price and when fuel prices rise above this baseline price our customers compensate us for the variance in the form of additional revenue. If fuel prices drop below the baseline price, we may in turn owe our customers this variance and record a discount. This additional revenue/discount is represented on the Fuel Surcharge and Other Reimbursements line in our condensed consolidated financial statements.

In our Company Drivers segment, our most significant operating expenses vary with miles traveled and include (i) fuel, and (ii) driver-related expenses, such as wages, benefits, training and recruitment. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include depreciation of long-term assets, such as trucks and trailers (to which we refer as revenue equipment) and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

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

Brokered Segment

In our Brokerage Segment, we generate revenue by utilizing our independent owner operators (who run under our DOT) and independent third-party carriers to assist in transporting autos for our customers in our OEM contract and spot arrangements, and secondary market auto moves. We maintain the customer relationship, including billing and collection, but outsource the transportation of the loads. The main factors that affect operating revenue in our Brokered segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through the brokered segment and our ability to secure these carriers. We generally do not have contracted long-term rates for the cost of third-party carriers, and we cannot assure that our results of operations will not be adversely impacted in the future if our ability to obtain third-party carriers changes or the rates of such providers increase.

The most significant expense of our Brokered segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party carriers and is included in the “Purchased transportation” line item. This expense generally varies directly with the amount of Brokered revenue, rates charged by third party carriers, which includes their cost of fuel, and current demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (which are recorded in the “Salaries, wages and benefits” line item).

The primary performance indicator in our Brokered segment is operating margin (brokered operating revenue, less brokered operating expenses, as a percentage of brokered operating revenue). Operating margin can be impacted by the rates charged to customers and the rates charged by third-party carriers.

Strategy

Our strategy is to be one of the nation’s leading providers of auto transportation and logistics services by focusing on broadening our platform and expanding our service offerings while maintaining the high quality of our existing services and increasing our operational efficiency. We intend to achieve this objective by executing the following business strategies:

Operating Strategy

Drive Organic Growth by Offering Committed Capacity and Consistently High-Quality Service to Expand Existing Relationships. We believe that the ability to commit transportation equipment capacity and timely, professional and dependable service at a reasonable price are the most important factors in maintaining and expanding customer relationships in the auto transportation and logistics industry. We intend to use our scale to offer customers committed transportation equipment capacity and our financial strength to consistently invest in our capacity. We are continuing the proven practices of the Founding Companies throughout our operations in areas such as dispatching technology, driver training and professionalism, preventive maintenance and safety. We cross-sell the consistently high-quality service across our platform to existing customers of our various Founding Companies.

Expand Service Offerings to Further Entrench Existing Customer Relationships and Win New Customers. We have strategically identified select customers looking for additional related services that would expand our relationships with these customers. For example, there is an opportunity to further expand our operations of regional auto storage yards on behalf of major automotive OEMs, which we believe will lead to future revenue opportunities. We believe that our expanded scale and other resources will permit us to acquire new customers that require greater auto transportation and logistics capacity and storage capabilities than those possessed by smaller operators. We also intend to utilize our geographic diversity to pursue additional business from existing customers that operate on a regional or national basis, such as auto OEMs, leasing companies, insurance companies and automobile auction companies.

Achieve Operating Efficiencies. While the Founding Companies operate under their existing names, we seek to achieve operating efficiencies through improved asset utilization. Increased route density and backhaul opportunities lead to improved profitability, which we intend to achieve through the combination of the Founding Companies. We operate all operations under one integrated transportation management and route planning software, allowing us to have enhanced visibility and improve equipment utilization. The integration began immediately upon the closing of the Combinations, initially focused on consolidating route planning and dispatch software. These efforts did not and are not expected to have significant associated expenses as we utilized software already used by some of the Founding Companies. Such integration may incur financial benefits as administrative redundancies are removed. We also believe there will be, and have experienced, opportunities to use our purchasing power to seek improved pricing in areas such as purchased transportation, fuel, vehicles, and parts, and have created a position tasked with overseeing collective purchasing.

Maintain Local Expertise. Members of management of the our subsidiaries have, and companies to be acquired in the future will, maintain local control of their regional operations and work in coordination with each other, rather than compete, for business opportunities in their local markets. We believe this approach enables us to take advantage of the local and regional market knowledge, name recognition and customer relationships possessed by each acquired company while still allowing us to bring greater operating efficiency to the larger platform. We believe this structure will be attractive to owners who desire to benefit from being part of a larger platform and the efficiencies of that structure. We hired a vice president who will be responsible for overseeing and approving the pricing and bids of each of our subsidiaries, such that the subsidiaries will not be competing against each other despite maintaining existing regional operations.

Optimize Asset Flexibility. We own and operate a meaningful percentage of the tractors and trailers we utilize in our daily operations, as opposed to predominantly outsourcing to owner-operators or sub-haulers. For the years ended December 31, 2024 (successor) and December 31, 2023 (predecessor), 36%, and 32%, respectively, of our combined revenue came from company-operated vehicles and we expect those percentages to increase in the future. We believe this approach allows us to maximize our profitability because it permits us to manage down underlying operating costs versus paying a higher fixed percentage of revenue to third-party haulers. This approach also provides more certainty to our customers because of the Company’s ability to provide guaranteed capacity in an increasingly complex market. By combining companies, we believe we have more favorable purchasing opportunities with our vendors that allow us to add more Company trucks and Company drivers. At the same time, we utilize a diversified approach to securing additional capacity to service our customers where we do not currently possess significant network density.

Acquisition Strategy

Expand Within Existing Geographic Markets and Select New Markets. The auto transportation and logistics industry is highly fragmented, with the majority of the industry represented by smaller, regional providers representing attractive tuck-in acquisition opportunities. We see opportunity with regional providers that overlap with our geographic footprint that would improve our network density in select geographies and add new customers. We believe there will be significant opportunities to acquire and integrate these smaller acquisition candidates into our existing infrastructure, providing opportunities for cost synergies and cross-selling. In addition, we may seek to vertically integrate our operations by acquiring companies that offer complementary services that we do not currently offer. There are several new geographic regions where we have expanded and can expand our footprint via acquisition of smaller regional providers. When pursuing an acquisition, we intend to acquire established, high-quality companies in markets where we can establish a leading market position to serve as core businesses into which additional operations may be consolidated.

Customers

We believe that the commitment to consistent, high-quality service demonstrated by the Founding Companies has produced long-term relationships with many existing customers and positions us to expand market penetration through the use of enhanced sales and marketing efforts. The chart below indicates the tenure (i.e., the maximum number of years the customer has been served by one of the Founding Companies) of our top 12 customers:

Customer	Tenure	Customer	Tenure
Mercedes-Benz	33	Hyundai	17
Ford	29	Porsche	16
General Motors	28	Volkswagen	14
Stellantis	26	Land Rover	12
Toyota	20	Tesla	8
Nissan	20	BMW	7

We generally focus our marketing efforts on large commercial accounts, including auto manufacturers, rental car companies, auto auctions, and auto dealerships. We have augmented the capabilities and contacts of the Founding Companies with a sales program designed to identify significant target customers and expand working relationships with existing customers.

Although we generally have a diverse customer base, four customers, General Motors, Glovis (the logistics arm of Hyundai and Kia), BMW and Ford account for roughly 49.6% of our combined operating revenue in 2024. Our business with these five companies, like all other new car delivery contracts, generally run from three to five years within a certain geographic region, though more recently, some OEM customers are agreeing to longer five-to-ten-year contracts. We currently operate under 125 individual contracts with our customers, with no single contract representing more than 7% of our 2024 combined revenue. Historically, all contracts have required public re-bidding upon termination of the contract; however, if the service levels are good, there is a high likelihood that the incumbent carrier will retain the business. Today, many contracts include automatic extensions and OEMs are generally more open to private rate negotiations with incumbent carriers as opposed to a public bidding process. As an industry leader, we should benefit from these changes in contract structure and process.  We expect that our existing customers will continue to account for a significant percentage of our revenue for the foreseeable future. The loss of a significant customer, including any of the top five, could have a material adverse effect on our business, financial condition and results of operations.

Competition

The provision of auto transportation and logistics services is competitive. Competition for the delivery of auto transportation and logistics services is based primarily on quality, service, timeliness, price, and geographic proximity. We compete with certain large auto transportation and logistics companies on a regional and local basis, some of which may have greater financial and marketing resources than us. We also compete with many smaller local companies, which may have lower overhead cost structures than us and may, therefore, be able to provide their services at lower rates than us. We believe that we can compete effectively because of our high-quality service, geographic scope, broad range of services offered, experienced management and operational economies of scale. We differentiate ourselves from our competition in terms of service and quality by investing in training, systems and equipment and by offering a broad range of products and services, and in terms of timeliness and geographic proximity by establishing facilities and vehicles in targeted geographic markets so that we are positioned to provide timely deliveries in response to orders from the auto companies.

We may also face competition for acquisition candidates from companies which are attempting, or may attempt in the future, to consolidate towing and transport service providers. Some of our current or future competitors may be better positioned than us to finance acquisitions, to pay higher prices for acquisition candidates pursued by us, or to finance their internal operations.

Seasonality

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

Government Regulation and Environmental Matters

Auto transportation and logistics services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping, and workplace safety. Our vehicles and facilities are subject to periodic inspection by the U.S. Department of Transportation and similar state and local agencies. Our failure to comply with such laws and regulations could subject us to substantial fines and could lead to the closure of operations that are not in compliance. In addition, certain government contracting laws and regulations may impact our ability to acquire complementary businesses in a given city or county. We have numerous federal, state and local licenses and permits for the conduct of their respective businesses. Any failure by us to obtain such licenses and permits or delay in our receipt of such licenses and permits could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to a number of federal, state and local laws and regulations relating to the storage of petroleum products, hazardous materials and impounded vehicles, as well as safety regulations relating to the upkeep and maintenance of our vehicles. In particular, our operations are subject to federal, state and local laws and regulations governing leakage from salvage vehicles, waste disposal, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. We believe that we are in substantial compliance with all such laws and regulations and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. It is possible that an environmental claim could be made against us or any of the Founding Companies or that one or more of them could be identified by the Environmental Protection Agency, a state agency, or one or more third parties as a potentially responsible party under federal or state environmental laws. If we or any of the Founding Companies were to be named a potentially responsible party, we could be forced to incur substantial investigation, legal and remediation costs, which could have a material adverse effect on our business, financial condition and results of operations.

Safety and Training

We are committed to focusing on and emphasizing safety and training. We utilize a variety of programs to improve safety, including regular driver training and certification, drug testing and safety bonuses. We utilize these and other proven practices throughout our operations to ensure that all employees comply with safety standards established by us, our insurance carriers and federal, state and local laws and regulations. In addition, we promote an emphasis on an accident-free environment. We believe that our emphasis on safety and training will assist us in attracting and retaining quality employees.

Facilities and Vehicles

We operate 50 leased facilities that are used to park, repair and maintain transport vehicles. All of our facilities are leased from other parties and, in three cases, those parties are former owners or affiliates of the Founding Companies. See Note 17 “Related Party Transactions.” Many of our facilities are capable of being utilized at higher capacities, if necessary. We will seek to consolidate facilities and vehicle storage capacity in the future.

We operated a fleet of roughly 1,145 auto transport vehicles and trailers as of December 31, 2024. Our fleet consists both of Company-owned tractors and trailers and those run by owner-operators and sub-haulers. We intend to own and operate a significant percentage of the tractors and trailers we utilize in our daily operations, as opposed to primarily outsourcing to owner-operators or sub-haulers. When needed, we have access to a vast network of sub-haulers to fulfill client needs. We believe these vehicles are generally well-maintained and adequate for our current operations.

Risk Management, Insurance and Litigation

The primary risks in our operations include bodily injury, property damage, workers’ compensation claims and, potentially, environmental and land use claims. Following the Combinations, we began consolidating insurance on a Company-wide basis, subject to customary deductibles. We have been, from time to time, parties to litigation arising in the ordinary course of their respective businesses, most of which involves claims for personal injury or property damage incurred in connection with their operations. The Company is not currently involved in any litigation that the Company believes will have a material adverse effect on our business, financial condition or results of operations, except as set forth below.

Employees

As of December 31, 2024, we had approximately 671 employees and an extensive network of independent contractors and sub-haulers. None of our employees are subject to collective bargaining agreements.

We recognize that our continued ability to attract, retain and motivate exceptional employees is vital to ensuring our long-term competitive advantage. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:

●	Talent Development, Compensation and Retention. We strive to provide our employees with a rewarding work environment, including the opportunity for growth, success and professional development. We provide our employees with competitive salaries and bonuses, development programs that enable continued learning and growth and a robust employment package — all designed to attract and retain a skilled and diverse workforce.

●	Health and Safety. The safety and well-being of our employees is our top priority. We support the health and safety of our employees by providing health care, retirement planning, paid time off and other benefits, which are intended to assist employees to manage their well-being.

Information about our Executive Officers

The following table summarizes information about each one of our executive officers as of December 31, 2024.

Name	Age	Position(s)
Richard O’Dell	63	Chief Executive Officer, Director
Amy Rice	46	President, Chief Operating Officer
Brad Wright	64	Chief Financial Officer, Secretary

Richard D. O’Dell — Mr. O’Dell has served as our Chief Executive Officer and a member of our Board of Directors since our IPO. Mr. O’Dell has served as the Non-Executive Chairman of the Board of Directors of Saia since April 2020. Mr. O’Dell served as Chief Executive Officer of Saia from December 2006 until his retirement in April 2020. Mr. O’Dell joined Saia in 1997 and served in various executive and financial positions until his appointment as Chief Executive Officer. Mr. O’Dell also has experience in public accounting as a certified public accountant. Mr. O’Dell graduated with a bachelor’s degree in Accounting from the University of Kansas.

Amy Rice — Ms. Rice has served as our President and Chief Operating Officer since August 2024. Ms. Rice served in various roles at CSX, a Class I freight railroad and transportation provider, from 2011 – 2019, including as Vice President, Coal and Intermodal Operations from 2018 – 2019, Vice President, Strategic Planning from 2017-2018, Vice President of Operations Planning and Performance in 2017 and Vice President of Finance in 2017. More recently, Ms. Rice served as the chief executive officer of Sy-Klone International, a private manufacturer of fine dust filtration systems, from 2019 to 2023. Ms. Rice has been a board member of Firan Technology Group Corporation since 2022. Ms. Rice has a Masters of Business Administration from the Ross School of Business of the University of Michigan and an undergraduate business degree from Emory University.

Brad Wright — Mr. Wright has served as our Chief Financial Officer and Secretary since our IPO. Mr. Wright was most recently the Chief Financial Officer and a member of the Board of Directors of PMC Consolidated Holdings, LLC, the parent company of Protect My Car, a Crestview Partners portfolio company (until its sale that closed in August 2023) providing extended auto warranty plans to consumers, since September 2018. From September 2017 through March 2018, Mr. Wright was the interim Chief Financial Officer of Eurasia Group, a global consultancy firm. From February 2008 through July 2017, Mr. Wright served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of FBR & Co., the NASDAQ-listed parent company of Friedman, Billings Ramsey Capital Markets & Co., an investment banking and institutional brokerage firm. Mr. Wright earned a bachelor’s degree in Business Administration with an emphasis in Accounting from Nebraska Wesleyan University (1982).

Available Information

The Company maintains a website at the following address: http://www.proficientautologistics.com. The information on the Company’s website is not incorporated by reference in this Annual Report.

We make available on or through our website reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information available with, or furnish it to, the SEC. The SEC also maintains a website at the following address, through which this information is available: http://www.sec.gov.

Item 1A. RISK FACTORS

Our business is subject to various risks and uncertainties. The following summary highlights some of the risks the Company is exposed to in the normal course of its business activities. If any of these risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected. This summary is not complete and the risks summarized below are not the only risks the Company faces. You should review and consider carefully the risks and uncertainties described in more detail following this summary in this Item 1A of Part I of this Annual Report, which includes a more complete discussion of the risks summarized below, as well as a discussion of other risks related to the Company’s business and an investment in its common stock.

●	Increased competition in the auto transportation and logistics industry could result in a loss of our market share or a reduction in our rates, which could have a material adverse effect on our operations.

●	We are highly dependent on the automotive industry, and a decline in the automotive industry could have a material adverse effect on our operations.

●	We are dependent on a small number of customers for a large portion of our revenue.

●	Our business depends upon compliance with numerous government regulations.

●	Arrangements with independent contractors expose us to risks that we do not face with employees.

●	Any unionization efforts or labor regulation changes in certain jurisdictions in which we operate could divert management’s attention and could have a materially adverse effect on our operating results or limit our operational flexibility.

●	Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our business.

●	We will need to integrate information technology systems, and our business may be seriously harmed if we fail to maintain, upgrade, enhance, protect, and integrate our information technology systems.

●	Operational risks, including the risk of cyberattacks, may disrupt our business and could have a material adverse effect on our operations.

Risks Related to Our Business and Operations

Increased competition in the auto transportation and logistics industry could result in a loss of our market share or a reduction in our rates, which could have a material adverse effect on our operations.

The auto transportation and logistics market is a highly competitive and fragmented industry. We currently compete with other auto carriers of varying sizes, logistics, brokerage and transportation services providers of varying sizes, as well as with railroads and independent owner-operators. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. Our competitors periodically reduce their freight rates to gain business, especially when adverse economic conditions negatively impact customer shipping volumes, truck capacities, or operating costs. In addition, certain of the Company’s customers may develop new methods for hauling vehicles, such as using local drive-away services to facilitate local delivery of products. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at costs to customers that are less than the long-haul truck delivery cost of our services. Additionally, the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources, and the development of new methods or technologies for hauling vehicles could lead to increased investments to remain competitive, either of which may lead to new market entrants and increased competition overall. If we lose market share to these competitors or have to reduce our rates in order to retain our market share, our financial condition and results of operations could be materially and adversely affected.

We are highly dependent on the automotive industry and a decline in the automotive industry could have a material adverse effect on our operations.

The automotive transportation market in which we operate is dependent upon the volume of new automobiles, sport utility vehicles (“SUVs”), and light trucks manufactured, imported and sold by the automotive industry in the United States, Canada, and Mexico. The automotive industry is highly cyclical, and the demand for new automobiles, SUVs and light trucks is directly affected by such external factors as general economic conditions in the United States, Canada and Mexico, unemployment rates, labor shortages or strikes, consumer confidence, government policies, including tariffs, continuing activities of war, terrorist activities and the availability of affordable new car financing. As a result, our results of operations could be adversely affected by downturns in the general economy and in the automotive industry, and by changing consumer preferences in purchasing new automobiles, SUVs and light trucks or the overall financial condition of our major customers. A significant decline in the volume of automobiles, SUVs and light trucks manufactured, imported and sold in the United States could have a material adverse effect on our operations.

We are dependent on a small number of customers for a large portion of our revenue.

Historically, a small group of our customers have made up a majority of our revenue. Specifically, for the year ended December 31, 2024 our top four customers accounted for 49.6%, and for the year ended December 31, 2023 our top five customers accounted for 59.6% of our combined operating revenue, and our top ten customers accounted for 70.9% and 84.3% of our combined total operating revenue during the same periods, respectively. General Motors Company accounted for 22% of our combined operating revenue  for the year ended December 31, 2024. There is no assurance any of our customers, including this select group of customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements, certain of our customers may engage in competitive bidding processes that could negatively impact our contractual relationships. A loss of any of these customers would have a material adverse effect on the Company’s results of operations and financial condition.

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

We require substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on debt obligations, lease payments and tax payments. In the future, we may require additional capital to cover such expenses. Any debt financing obtained by us in the future may contain certain restrictive covenants that limit our ability, among other things, to engage in certain activities that are in our long-term best interests, including our ability to:

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

A substantial number of the employees of our largest customers are members of trade unions and are employed under the terms of collective bargaining agreements. For example, during 2023, labor strikes by the United Auto Workers of its employees at certain facilities of Ford, General Motors and Stellantis caused a 45-day shutdown of the affected manufacturing operations. Future work stoppages at our automotive customers or their suppliers could negatively impact our revenues and profitability.

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

Because we have operated as a combined company for less than one year, we do not have a long-term reputation of success.

As we have only operated as a combined company since May 2024, we do not have the long-term reputation of success that other well-established companies have. Particularly in the transportation market, in which trust is important, the absence of a proven reputation could make it more difficult to establish new customers. As a result, we rely more heavily on the brand value and reputation of the individual Founding Companies.

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

We, by the nature of our operations, are exposed to the potential for a variety of claims, including personal injury claims, vehicular collisions and accidents, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, commercial and contract disputes, cargo loss and property damage claims. We maintain insurance coverage with established insurance companies at levels deemed to be adequate. The trucking business has experienced significant increases in the cost of liability insurance, in the size of jury verdicts in personal injury cases arising from trucking accidents and in the cost of settling such claims. If the number or severity of future claims increases, claims expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims or deductible levels, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Increases in driver compensation or difficulties attracting and retaining qualified drivers, independent contractors or third party capacity providers could have a materially adverse effect on our profitability.

Difficulty in attracting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party capacity providers, could have a materially adverse effect on our growth and profitability. The transportation industries are subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which there may be alternative employment opportunities, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by other future outbreaks similar to COVID-19 and any governmental imposed lockdown or other attempts to reduce the spread of such an outbreak may reduce the pool of potential drivers available to us. Regulatory requirements could further reduce the number of eligible drivers. Our inability to engage a sufficient number of drivers and independent contractors may negatively affect our operations. Further, our driver compensation and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor rates in future periods.

In connection with the preparation of the Company’s audited financial statements for the year ended December 31, 2024, a material weakness in the Company’s internal controls over financial reporting was identified and, if our remediation is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and profitability.

We have identified a material weakness in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was related to IT general controls in Company’s financial systems and closing processes including account reconciliations and review surrounding the close process.

Remediation steps are being taken designed to improve the Company’s internal controls over financial reporting to address the underlying causes, including: designing and implementing increased controls, increased oversight and review of technical systems and engaging third-parties. We continue to work on other remediation initiatives.

While we believe that these efforts will improve the Company’s internal controls over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are unable to successfully remediate our existing or any future material weakness, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price and profitability may decline as a result.

Increased prices for new equipment, trucks and their parts, and the decreased availability of new equipment or the failure of manufacturers to meet their sale obligations could have a materially adverse effect on our business, profitability and operations.

We are subject to risk with respect to increased prices for new trucking equipment, including due to new or increased tariffs, and decreased vendor output. Any decrease in vendor or manufacturer output could have an adverse effect on our ability to sustain our desired growth rate and maintain our trucking fleet.

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

We are highly dependent upon our senior management team. In particular, the loss of the services of Richard O’Dell, Amy Rice or Brad Wright could have a material adverse effect on our business, financial condition and results of operations. We do not presently maintain “key man” life insurance with respect to members of senior management. In addition, our operating facilities are managed by regional and local managers who have an average of 15 years of auto transportation and logistics experience and substantial knowledge of the local markets served, including certain former owners and employees of the Founding Companies. We believe these employees’ knowledge of the industry and our business model, coupled with their invaluable relationships with customers and vendors, may be highly difficult to replicate. The loss of one or more of these managers may have a material adverse effect on our business, financial condition and results of operations in the event that we are unable to find a suitable replacement in a timely manner.

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

Information technology risks, including the risk of cyberattacks, may disrupt our business, result in losses or limit our growth.

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

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe levels and will likely continue to increase in frequency in the future. Our information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we take to evaluate the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

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

The transportation industry is susceptible to trends in economic activity. As our business is to transport automobiles, our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade — key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, interest rates and currency exchange rates, labor costs and unemployment rates, labor shortages or strikes, fuel and energy prices, public health crises, inventory levels, buying patterns and disposable income, debt levels, and credit availability. In addition, the current presidential administration has stated its intention to impose new or increased tariffs on imported goods – specifically automobiles – from countries that include Canada, Mexico and the European Union. Such trade policies and tariff implementations, and any related retaliatory trade policies and tariff implementations by foreign governments may result in decreased shipping volumes and increased product costs, and could have a material adverse effect on our revenues and results of operations.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

We expect to experience significant fluctuations in quarterly operating results due to a number of factors, including the timing of auto production and sales and acquisitions and related costs; our success in integrating acquired companies; the loss of significant customers or contracts; the timing of expenditures for new equipment and the disposition of used equipment; variation in the level of self-insured claims costs; price changes in response to competitive factors; and general economic conditions. As a result of these fluctuations, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

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

Approximately 24.3% of our outstanding common stock is beneficially owned by the executive officers and directors and the former stockholders of the Founding Companies, including their respective affiliates. Accordingly, these persons, if acting in concert, will hold sufficient voting power to enable them to significantly influence the election of all of the directors and the outcome of all issues submitted to a vote of our stockholders. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, including transactions in which the holders of common stock might receive a premium for their shares over prevailing market prices.

Risks Related to the Securities Markets and Ownership of Our Common Stock

An active and liquid trading market for our common stock may not be sustained and the lack of an active and liquid market could affect a shareholder’s ability to sell shares of the Company’s common stock or the price at which they may be sold.

Prior to May 2024, no market for shares of our common stock existed. Our common stock is listed on the Nasdaq Global Market under the symbol “PAL.” An active or liquid trading market for our common stock may not be sustained. The lack of an active market may also reduce the fair market value of shares of our common stock. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock in the future and may impair our ability to enter into strategic collaborations or acquire companies by using our shares of common stock as consideration.

Our stock price may be volatile, which could cause you to lose all or part of your investment in our common stock.

The market price of our common stock may be volatile and could fluctuate widely in response to many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid for such shares. The following factors, in addition to other factors included elsewhere in this Annual Report, may have a significant impact on the market price of our common stock:

●	volatility and instability in the financial and capital markets;

●	our operating and financial performance, quarterly or annual earnings relative to similar companies;

●	announcements by competitors that impact our competitive outlook;

●	publication of news stories about us, our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	announcements relating to strategic transactions, including acquisitions, collaborations, or similar arrangements;

●	sales of our common stock by the Company, our insiders, or other stockholders, or issuances by the Company of shares of our common stock in connection with strategic transactions;

●	regulatory developments or legal developments;

●	litigation or arbitration;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	general economic, political and market conditions and other factors; and

●	the occurrence of any of the risks described in this section titled “Risk Factors.”

If securities or industry analysts discontinue publishing research or reports about our business, or if they publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced in part by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the industry or securities analysts, or the content and opinions included in their reports and may never obtain research coverage by securities and industry analysts. If securities or industry analysts discontinue coverage of us, we could lose visibility in the financial markets, and the trading price for our common stock could be impacted negatively. If any of the analysts who cover us publish inaccurate or unfavorable research or opinions regarding us, our business model, or our stock performance, our stock price would likely decline.

Sales of a substantial number of our shares of common stock in the public market could cause our stock price to fall.

Our common stock price could decline as a result of sales of a large number of shares of common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, might also make it more difficult for the Company to sell equity securities in the future at a time and price that the Company deems appropriate.

As of December 31, 2024, we had 27,069,114 shares of common stock outstanding, all  of which were freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held by our “affiliates” as defined in Rule 144 under the Securities Act.

In addition, in the future, the Company may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay an acquisition of us that may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of the Company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our Board of Directors (the “Board”) or take other corporate actions, including effecting changes in our management. These provisions:

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

Any provision of our certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

The exclusive forum provisions in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees, which may discourage lawsuits with respect to such claims.

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

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and prospects.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, and our officers and directors. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

By disclosing information in this Annual Report and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Risk management and strategy.

While no organization can eliminate cybersecurity risk, the Company employs a cybersecurity strategy that is designed to mitigate cybersecurity and information technology risk. The Company and its contracted providers have implemented practices consistent with the National Institute of Standards and Technology (NIST) methodology for security. These efforts are designed to protect against, and mitigate the effects of, among other things, cybersecurity incidents where unauthorized parties attempt to access confidential, sensitive, or personal information; potentially hold such information for ransom; destroy data; disrupt or delay our operations or systems; or otherwise cause harm to the Company, our customers, employees, vendors, or other key stakeholders.

Managing Material Risks & Integrated Overall Risk Management

Cybersecurity is part of the Company’s enterprise risk management scope. In addition, the Company has comprehensive monitoring and employee training, underscored by a set of policies and procedures that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. Members of the Company’s management work closely with the IT department and its contracted providers to continuously evaluate and address cybersecurity risks and policies in alignment with the Company’s business objectives and operational needs.

Use of Third Parties

The Company engages cybersecurity consultants and service providers to assess and enhance its cybersecurity practices, and to monitor its infrastructure in real time for threats. These third parties conduct penetration testing and risk assessments to identify weaknesses and recommend improvements. Additionally, the Company leverages a number of third-party tools, training and technologies as part of its efforts to enhance cybersecurity functions. This includes a managed security service provider to augment the Company’s dedicated security operations team, an endpoint detection and response system for continuous monitoring, detection, and response capabilities, and a security information and event management solution to automate real-time threat detection, investigation, and prioritization.

We also rely on technology integration with third party vendors to support and conduct our business and operations, which may include processing of confidential and other sensitive data. We require contractually and operationally that appropriate data security and cybersecurity practices are in place. Despite our efforts, it’s important to note that service providers are ultimately responsible to establish and uphold their respective cybersecurity programs. We have limited ability to monitor the cybersecurity practices of our service providers and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information systems, software, networks, or other assets owned or controlled by outside service providers, which could have an adverse effect on the security of our information systems.

Monitoring and Response to Cybersecurity Incidents

The Company’s IT security stakeholders regularly monitor alerts and meet to discuss threat levels, trends, and remediation. The team prepares a monthly report on cybersecurity threats and risk areas and conducts an annual risk assessment. This ongoing knowledge acquisition and continuing education is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. If a security event is alerted, upper management and the incident response team are notified and the steps identified in the Incident Response Plan, or IRP, are initiated. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Risks from Cybersecurity Threats

The Company faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. For more information about the cybersecurity risks the company faces, see the risk factor entitled “Information technology risks, including the risk of cyberattacks, may disrupt our business, result in losses or limit our growth.” in Item 1A., Risk Factors. The Company has not encountered cybersecurity challenges that have materially impaired its operations or financial standing.

Cybersecurity Governance

The Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats and recognizes the significance of these threats to the Company’s operational integrity and shareholder confidence.

Risk Management Personnel

The Company’s Chief Operating Officer and Director of IT are responsible for developing and implementing the Company’s information security program. Additionally, the Vice President of Safety and Risk Management leads the enterprise risk management (ERM) for the Company and guides the handling of all material risks, including cybersecurity. The Chief Operating Officer and VP of Safety and Risk Management have overseen risk management programs in multiple environments and the Director of IT has represented companies in IT integration, SaaS businesses, data, application and server security.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including risk management and finance, equipping them to oversee this scope effectively.

Management’s Role Managing Risk and Reporting to the Board

The Chief Operating Officer has primary interface with the Audit Committee on cybersecurity risks, supported by management and its contracted experts. Briefings to the Audit Committee take place on a regular basis, with a minimum frequency of once per year to cover topics, including:

●	Current cybersecurity landscape and emerging threats;

●	Actions being taken by the Company to minimize or address such threats;

●	Status of ongoing cybersecurity initiatives and strategies;

●	Incident reports and learnings from any cybersecurity events, if any; and

●	Compliance with regulatory requirements and industry standards.

The Audit Committee will conduct an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts within the overall risk management framework.

Item 2. PROPERTIES

We operate 50 leased facilities that are used to park, repair and maintain transport vehicles. All of our facilities are leased from other parties and, in three cases, those parties are former owners or affiliates of the Founding Companies. Many of our facilities are capable of being utilized at higher capacities, if necessary. We will seek to consolidate facilities and vehicle storage capacity in the future.

Item 3. LEGAL PROCEEDINGS

The Company is involved from time to time in various legal proceedings and governmental and regulatory proceedings that arise in the ordinary course of business. The Company does not believe that such litigation, claims, and administrative proceedings will have a material adverse impact on the Company’s financial position or results of operations. See Note 18 “Commitments and Contingencies.”

Item 4. MINE SAFETY DISCLOSURES

This section is not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is listed on The Nasdaq Stock Market under the symbol “PAL.”

(b) Holders

As of March 25, 2025, there were 21 holders of record of our common stock.

Common Stock

As of December 31, 2024, we had 50,000,000 common shares authorized at a par value of $0.01, of which 27,069,114 shares were outstanding.

Preferred Stock

As of December 31, 2024, we had 10,000,000 preferred shares authorized at a par value of $0.01, of which no shares were outstanding.

(c) Dividends

We have never declared or paid cash dividends on our common stock, and we intend to retain our future earnings, if any, to fund the growth of our business. We therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as any other factors that the Board, in its sole discretion, may consider relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plan

For a description of securities authorized under our equity compensation plans, see Part III, Item 12 of this Annual Report.

(e) Stock Performance Graph

The following graph compares the cumulative return to stockholders for $100 invested in our common stock relative to the cumulative total returns of the NYSE Composite and NASDAQ Truck & Transportation for the last fiscal year. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The stock price performance included in the graph above is not necessarily indicative of future stock price performance.

(f) Recent Sales of Unregistered Securities

On December 21, 2023, the Company entered into the Combination Agreements with the equity owners of the Founding Companies pursuant to which the Company agreed to acquire the Founding Company for a combination of cash and shares of the Company’s common stock. The consideration paid in the Combinations (which closed on May 13, 2024) consisted of cash (including certain amounts payable as bonuses to certain key employees and certain amounts payable to reimburse certain Founding Companies for pre-closing capital expenditures) of approximately $178.5 million (subject to certain adjustments), and 6,978,191 shares of the Company’s common stock (provided, that 541,866 of these shares of common stock were held back to satisfy the indemnification obligations of certain of the Founding Companies for a period of 12 months following the closing of the IPO). All such shares were issued in private offerings pursuant to Section 4(a)(2) of the Securities Act and applicable state securities laws.

The Registration Statement was declared effective by the SEC on May 8, 2024 and the IPO closed on May 13, 2024. Stifel, Nicolaus & Company, Incorporated, Raymond James & Associates, Inc. and William Blair & Company, L.L.C. acted as joint book-running managers representatives for the IPO. Proficient sold 14,333,333 shares of its common stock in the IPO at a public offering price of $15.00 per share. Proficient also granted the underwriters a 30-day option to purchase up to an additional 2,149,999 shares of common stock from Proficient at the initial public offering price, less the underwriting discount. On June 4, 2024, the underwriters purchased 1,435,000 shares of common stock pursuant to their overallotment option. The net proceeds from the IPO (including the net proceeds from the partial exercise of the IPO underwriters’ overallotment option) were approximately $215.2 million, after payment by the Company of underwriting discounts and commission of approximately $16.6 million and expenses of approximately $4.75 million. Approximately $178.5 million was used to pay the cash portion of the Combinations consideration payable to the equity holders of the Founding Companies and approximately $3.0 million was used to pay expenses incurred in connection with the Combinations. The remaining net proceeds were used for general corporate purposes, which included working capital and future acquisitions.

Prior to the IPO, the Company entered into various subscription agreements with certain natural persons pursuant to which they agreed to purchase an aggregate of 2,939,130 shares of common stock, made in a private offering pursuant to Section 4(a)(2) of the Securities Act and applicable state securities laws.

On August 16, 2024, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), between PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, on the one hand, and Auto Transport Group, LC, (“ATG”), each seller identified therein and Chris Baldwin, solely in his capacity as the representative of the Sellers, on the other hand, the Company completed the acquisition (the “ATG Transaction”) of ATG. ATG provides vehicle transportation and shipping services in the Mountain Western region utilizing a fleet of 76 tractors and 76 trailers.

In connection with the ATG Transaction, the Company paid the sellers cash consideration of approximately $28.9 million (after certain pre-closing adjustments) and issued to the sellers approximately 1.07 million shares of the Company’s Common Stock, approximately 105,000 of which have been held back to secure certain of the seller’s post-closing adjustment and indemnification obligations. The purchase price is subject to customary post-closing adjustments. The cash portion of the ATG Transaction consideration was funded by cash on the Company’s consolidated balance sheet and borrowings under available credit facilities.

(g) Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended December 31, 2024.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Part I, “Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” for a discussion of the uncertainties, risks, and assumptions associated with these statements. Actual results could differ materially from the results referenced in forward-looking statements.

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America based upon information obtained from leadership of the Auto Haulers Association of America, utilizing roughly 1,145 auto transport vehicles and trailers on a daily basis, including approximately 845 Company-owned transport vehicles and trailers, and employing 671 dedicated employees as of December 31, 2024. Prior to the completion of the IPO, we had not operated as a combined company. From our 50 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto OEMs. Our customers range from large, global auto companies, such as General Motors, BMW, Stellantis, and Mercedes-Benz, to EV producers, such as Tesla and Rivian. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Description of the Combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca. On May 13, 2024, the Company completed its IPO of its common stock, and in connection with the closing of the IPO, the Company also completed the acquisitions of all of the Founding Companies. The Founding Companies were acquired for approximately $178.5 million in cash and 6,978,191 shares of our common stock (provided, that 541,866 of these shares of common stock were held back and were not be issued at the closing of the Combinations to satisfy the indemnification obligations of certain of the Founding Companies for a period of twelve months following the closing of the Company’s IPO). Thereafter, on August 16, 2024, the Company acquired ATG for approximately $28.9 million in cash and 1,069,346 shares of our common stock. Subsequently on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah for $4.5 million in cash. These acquisitions expanded the Company’s geographic presence and services offered. The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer.”

Proficient Auto Logistics, Inc. has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, the Management’s Discussion and Analysis of Results of Operations and Financial Condition for the twelve months ended December 31, 2024 for each of Proficient and Proficient Transport are included in this Annual Report. A black-line between the Successor and Predecessor periods has been placed in the financial tables below to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

Financial Statement Components

Revenue

We generate revenue by transporting autos for our customers in our OEM contract and spot arrangements, secondary market auto moves, and our contract services arrangements. Our OEM contract and spot arrangements provide auto transportation and logistics services through movements of autos over routes across the United States. Secondary market auto moves are for customers other than OEMs. Our contract services offering devotes the use of equipment to specific customers and provides services through long-term contracts. Our business provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide transportation and logistics of automobiles.

We are typically paid a predetermined rate per unit for our Company Drivers services. Consistent with industry practice, our typical customer contracts do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility in response to changes in auto demand and truck capacity.

Generally, we receive fuel surcharges on the miles moved for which we are compensated by customers. Fuel surcharges revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price increases.

We monitor as key operating metrics average revenue per unit and average revenue per loaded mile, as applicable to the portions of our business that contract on each of these bases.

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

Reportable Segments

Our business is organized into two reportable segments, Company Drivers and Brokered. The Company Drivers segment offers automobile transport and contract services under an asset-based model. The Company’s dedicated service offering devotes the use of equipment to specific customers and provides transportation services through long-term contracts. The Company’s Brokered segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

Company Drivers Segment

In our Company Drivers Segment, we generate revenue by transporting autos for our customers in our OEM contract and spot arrangements, secondary market auto moves, and our contract services arrangements. Our OEM contract and spot arrangements provide auto transportation and logistics services through movements of autos over routes across the United States. Secondary market auto moves are for customers other than OEMs. Our contract services offering devotes the use of equipment to specific customers and provides services through long-term contracts.  Our Company Drivers segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide Company Drivers carrier services of automobiles. The main factors that affect operating revenue in the Company Drivers Segment are the average revenue per unit received from customers and the number of vehicles transported.

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

Our contracts with customers in the Company Drivers segment generally include a fuel surcharge to account for fluctuating fuel prices. Built into our predetermined contract rates with each customer is a baseline fuel price and when fuel prices rise above this baseline price our customers compensate us for the variance in the form of additional revenue. If fuel prices drop below the baseline price, we may in turn owe our customers this variance and record a discount. This additional revenue/discount is represented on the Fuel Surcharge and Other Reimbursements line in our condensed consolidated financial statements.

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

Brokered Segment

In our Brokerage Segment, we generate revenue by utilizing our independent owner operators (who run under our DOT) and independent third-party carriers to assist in transporting autos for our customers in our OEM contract and spot arrangements, and secondary market auto moves. We maintain the customer relationship, including billing and collection, but outsource the transportation of the loads. The main factors that affect operating revenue in our Brokered segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through the brokered segment and our ability to secure these carriers. We generally do not have contracted long-term rates for the cost of third-party carriers, and we cannot assure that our results of operations will not be adversely impacted in the future if our ability to obtain third-party carriers changes or the rates of such providers increase.

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

The primary performance indicator in our Brokered segment is operating margin (brokered operating revenue, less brokered operating expenses, as a percentage of brokered operating revenue). Operating margin can be impacted by the rates charged to customers and the rates paid to third-party carriers.

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

The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Successor	Predecessor
	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Total operating revenue	$240,854,527	$41,217,688	$135,755,993	$130,160,074
Net (loss) income	$(8,475,268)	$(15,384,676)	$7,156,170	$10,399,119
Add Back:
Interest expense	4,007,661	717,431	953,667	1,163,508
Income tax expense (benefit)	(1,245,384)	(6,350,642)	2,243,617	3,130,964
Depreciation	15,699,025	934,988	2,523,971	2,289,026
Intangible amortization	5,709,360	—	—	—
EBITDA	$15,695,394	$(20,082,899)	$12,877,425	$16,982,617
EBITDA Margin	6.5%	-48.7%	9.5%	13.0%

Add Back:
Stock-based compensation	8,883,142	—	—	—
Adjusted EBITDA	$24,578,536	$(20,082,899)	$12,877,425	$16,982,617
Adjusted EBITDA Margin	10.2%	(48.7)%	9.5%	13.0%

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

The following table provides a reconciliation of total operating revenue and operating (loss) income, to operating margin and adjusted operating margin:

	Successor	Predecessor
	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Total operating revenue	$240,854,528	$41,217,688	$135,755,993	$130,160,074
Total operating expenses	248,747,069	62,237,653	125,402,539	115,466,483
Operating (loss) income	(7,892,541)	(21,019,965)	10,353,454	14,693,591
Operating Ratio	103.3%	151.0%	92.4%	88.7%

Add Back:
Stock-based compensation	8,883,142	—	—	—
Intangible amortization	5,709,360	—	—	—
Adjusted Total Operating Expenses	$234,154,566	$62,237,653	$125,402,539	$115,466,483
Adjusted Operating Ratio	97.2%	151.0%	92.4%	88.7%

Results of Operations for the Twelve Months Ended December 31, 2024 (Successor), Period from January 1, 2024 to May 12, 2024 (Predecessor), Twelve Months Ended December 31, 2023 (Predecessor), and Twelve Months Ended December 31, 2022 (Predecessor)

	Successor	Predecessor
	Proficient Auto Logistics, Inc.	Proficient Auto Transport, Inc.
	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Operating revenue
Revenue, before fuel surcharge	92.2%	94.5%	93.1%	89.2%
Fuel surcharge and other reimbursements	6.8%	5.0%	6.9%	10.8%
Other revenue	0.6%	—	—	—
Lease revenue	0.4%	0.5%	—	—
Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Salaries, wages and benefits	18.9%	66.7%	15.1%	17.6%
Stock-based compensation	3.7%	—	—	—
Fuel and fuel taxes	6.7%	2.7%	3.3%	5.5%
Purchased transportation	49.8%	63.1%	61.8%	54.0%
Truck expenses	5.4%	4.6%	5.2%	5.4%
Depreciation	6.5%	2.3%	1.9%	1.8%
Intangible amortization	2.4%	—	—	—
Loss (Gain) on sale of equipment	(0.1)%	(0.6)%	(0.1)%	—
Insurance premiums and claims	5.6%	2.7%	2.3%	2.0%
General, selling, and other operating expenses	4.4%	9.6%	2.9%	2.4%
Total Operating Expenses	103.3%	151.0%	92.4%	88.7%
Operating (loss) income	(3.3)%	(51.0)%	7.6%	11.3%
Other income and expense
Interest expense	(1.7)%	(1.7)%	(0.7)%	(0.9)%
Acquisition Costs	(0.5)%	—	—	—
Earn Out Contingency Gain	1.3%	—	—	—
Other income (expense), net	0.1%	0.0%	—	—
Total other income (expense)	(0.8)%	(1.7)%	(0.7)%	(0.9)%
(Loss) Income before income taxes	(4.0)%	(52.7)%	6.9%	10.4%
Income tax expense (benefit)	(0.5)%	(15.4)%	1.7%	2.4%
Net (loss) income	(3.5)%	(37.3)%	5.2%	8.0%

Operating Revenue — The Company generates revenue from two primary sources: transporting freight for customers, including related fuel surcharge revenue and other reimbursements (Company Drivers), and arranging for the transportation of customer freight by third-party carriers (Brokered). Company Drivers revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by the Company’s Company Drivers service offerings to OEMs and the secondary market. Brokered revenue before fuel surcharges and other reimbursements is primarily generated through brokering freight to third-party carriers. Fuel surcharges and other reimbursements represent additional revenue the Company earns based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

The Company’s total operating revenue is affected by, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of its marketing and sales efforts and the availability of drivers and third-party carriers.

The Company disaggregates revenue from contracts with its customers for Company Drivers and Brokered operations between (1) revenue, before fuel surcharges and reimbursements and (2) fuel surcharges and reimbursements. A summary of the Company’s revenue generated by type for the periods indicated is as follows:

	Successor	Predecessor
	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Operating Revenue:
Revenue, before fuel surcharge and other reimbursements	$222,055,006	$38,947,787	$126,437,360	$116,108,865
Fuel surcharges and other reimbursements	16,302,886	2,073,087	9,318,633	14,051,209
Other Revenue	1,509,218	—	—	—
Lease Interest Income	987,417	196,814	—	—
Total operating revenue	$240,854,527	$41,217,688	$135,755,993	$130,160,074

The increases in total operating revenue and revenue before fuel surcharge, were primarily due to the Successor period including revenues from the acquired entities from May 13, 2024 to December 31, 2024

In 2024, approximately 49.6% of the Company’s operating revenue was derived from its four largest customers, General Motors, Glovis (the logistics arm of Hyundai and Kia), BMW and Ford.

A summary of the Company’s revenue generated by segment for the periods indicated is as follows:

	Successor	Predecessor
	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Operating Revenue:
Company Driver	$80,364,399	$6,749,129	$38,475,802	$33,268,483
Company Driver fuel surcharge and other reimbursements	5,907,191	819,998	4,927,753	6,297,435
Lease Revenue	—	—	—	—
Other Revenue	995,507	—	—	—
Total Company Driver revenue	87,267,097	7,569,127	43,403,555	39,565,918

Brokerage	141,690,607	32,198,658	87,961,559	82,840,382
Brokerage fuel surcharge and other reimbursements	10,395,695	1,253,089	4,390,879	7,753,774
Lease Revenue	513,711	—	—	—
Other Revenue	987,417	196,813	—	—
Total Brokerage revenue	153,587,430	33,468,560	92,352,438	90,594,156
Total operating revenue	$240,854,527	$41,217,687	$135,755,993	$130,160,074

Results of Operations for the years ended December 31, 2024 (Successor) and 2023 (Predecessor)

In the Company Driver segment, operating revenues increased by $43.9 million, or 101.1%, to $87.3 million in 2024 compared to $43.4 million in 2023. The increase in the Company Driver segment’s revenue was driven by the Successor period including revenue from the acquired entities. Additionally, we leveraged our expanded company drivers to replace historical brokered lanes and secured new contracts, along with contract renewal pricing increases.

During the first quarter of 2025, market conditions and other competitive pressures resulted in the cessation of business by one of the Company’s largest competitors. The immediate result of this development has been a redistribution among market participants of a significant amount of OEM contract business. New contract business in place at the Company is expected to ramp during 2025 to a run rate that would represent an approximate 15% increase to pro forma combined revenue in 2024 and with contribution margins consistent with the remainder of the contract portfolio.

In the Brokered segment, operating revenues increased by $61.2 million, or 66.3%, to $153.6 million in 2024 compared to $92.4 million in 2023. The increase in the Brokerage segment’s revenue was driven by the Successor period including revenue from the acquired entities, as well as synergies from sharing subhauler resources, new contracts and spot buy opportunities.

Salaries, wages and benefits — Salaries, wages, and benefits consist primarily of compensation for all employees. Salaries, wages, and benefits are primarily affected by the amount paid to company drivers, which is a function of the amount of freight hauled and units delivered. Salaries, wages and benefits are also affected by employee benefits such as health care and workers’ compensation, and to a lesser extent by the number of, and compensation and benefits paid to, non-driver employees.

Salaries, wages and benefits increased by $25.2 million, or 123.5%, to $45.6 million in 2024 compared to $20.4 million in 2023. The increase is primarily related to the Successor period which includes expenses from the acquired entities. Additionally, we expanded our Corporate Leadership Team to ensure we have the expertise and experience needed to support our growth as a public company.

Stock-based compensation— Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy.

Stock-based compensation increased to $8.9 million in 2024 compared to $0 in 2023. The increase is due to the result of stock-based compensation being offered following the Company’s IPO during 2024.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by company drivers.

Fuel and fuel taxes increased by $11.6 million, or 257.8%, to $16.1 million in 2024 compared to $4.5 million in 2023. The increase in fuel and fuel taxes was driven primarily by the Successor period including expenses from the acquired entities.

Purchased transportation — Purchased transportation consists of the payments the Company makes to owner-operators and third-party carriers.

Purchased transportation increased by $36.1 million, or 43.1%, to $119.9 million in 2024 compared to $83.8 million in 2023. The increase in purchased transportation was driven by the Successor period includes expenses from the acquired entities, as well as the expansion of our subhauler database, revenue from new contracts and spot buy opportunities.

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses increased 85.7% to $13.0 million in 2024 compared to $7.0 million in 2023. This is primarily due to the Successor period including expenses from the acquired entities.

Depreciation and amortization — Depreciation and amortization consist primarily of depreciation for owned trucks and trailers and to a lesser extent computer software amortization. The primary factors affecting these expense items include the size and age of the Company’s truck and trailer fleets, the cost of new equipment and the relative percentage of owned revenue equipment and equipment acquired through debt or finance leases.

Depreciation and amortization and the gain on sale of equipment increased by $13.2 million, or 528.0%, to $15.7 million in 2024 compared to $2.5 million in 2023. The increase in depreciation and amortization and the gain on sale of equipment was driven by the Successor period including expenses from the acquired entities.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization increased $5.7 million in 2024 compared to $0 in 2023. This is due to the Predecessor not having any intangible assets.

Insurance premiums and claims — Insurance premiums and claims consist primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting the Company’s insurance premiums and claims are the frequency and severity of accidents, trends in the development factors used in the Company’s actuarial accruals and developments in large, prior year claims. The number of accidents tends to increase with the miles we travel. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period-to-period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect the Company financial condition and results of operations.

Insurance premiums and claims increased by $10.2 million, or 318.8%, to $13.4 million in 2024 compared to $3.2 million in 2023. The increase in insurance premiums and claims was driven by the Successor period includes expenses from the acquired entities. We are working toward consolidating our insurance plans into a single policy, which will benefit the company by not only providing cost savings relative to similar coverage levels spread across numerous carriers, but also simplifying administration, streamlining the claims process, and ensuring better coverage consistency.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating expenses increased by $6.5 million, or 158.6%, to $10.6 million in 2024 compared to $4.1 million in 2023. The increase in general, selling, and other operating expenses was primarily due to the Successor period includes expenses from the acquired entities.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net increased by $3.0 million, or 300.0%, to $4.0 million in 2024 compared to $1.0 million in 2023. The increase was primarily due to the Successor period includes interest expense from the acquired entities.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio increased by 10.9% to 103.3% in 2024 as compared to 92.4% in 2023. The increase in costs was primarily due to expenses that the Predecessor did not incur, including stock compensation expense ($8.9 million) and intangible amortization expense ($5.7 million). Excluding these expenses, the operating ratio for 2024 would be 97.2%. We are working to achieve synergies across all operating companies, which should help reduce the operating ratio over time. See “Non-GAAP Financial Measure” section for the Company’s calculation of operating ratio.

EBITDA — EBITDA increased by $2.8 million, or 21.7%, to $15.7 million in 2024 compared to $12.9 million in 2023. The increase was due to the Successor period having more revenue from the acquired entities. See “Non-GAAP Financial Measure” section for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, and share-based compensation expenses. Adjusted EBITDA increased by $11.7 million, or 90.7%, to $24.6 million in 2024 compared to $12.9 million in 2023. The increase was due to was primarily due to Predecessor not incurring any stock compensation expense or intangible amortization expense. See “Non-GAAP Financial Measure” section for the Company’s calculation of Adjusted EBITDA.

Results of Operations for the Period from June 13, 2023 (Inception) through December 31, 2023 (Successor)

Results of Operations

Revenue — Proficient did not generate any revenue for the period from June 13, 2023 through December 31, 2023.

Operating Expenses — Proficient’s general and administrative expenses for the period from June 13, 2023 through December 31, 2023 totaled $0.6 million. The expenses were incurred for various legal and accounting services in preparation of this offering and the Combinations.

Net Loss — Proficient’s net loss was $0.6 million for the period from June 13, 2023 through December 31, 2023.

Liquidity and Capital Resources —Proficient’s source of funding was capital raises of $0.9 million of cash through December 31, 2023 from a small group of investors. Proficient may obtain additional financing as needed.

Net cash used in operating activities totaled $0.5 million for the period from June 13, 2023 through December 31, 2023, which resulted in $0.4 million of the cash capital raise left on hand as of December 31, 2023.

Proficient Transport’s Results of Operations for the years ended December 31, 2023 to 2022

The following table sets forth items derived from Proficient Transport’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022 presented as a percentage of operating revenues:

	For the years ended December 31,
	2023	2022
Operating revenue
Revenue, before fuel surcharges	93.1%	89.2%
Fuel surcharges and reimbursements	6.9%	10.8%
Total operating revenue	100.0%	100.0%
Operating expenses
Salaries, wages, and benefits	15.1%	17.6%
Fuel and fuel taxes	3.3%	5.5%
Purchased transportation	61.8%	54.0%
Truck expenses	5.2%	5.4%
Depreciation and amortization	1.9%	1.8%
Gain on sale of equipment	(0.1)%	0.0%
Insurance premiums and claims	2.3%	2.0%
Operating taxes and licenses	0.2%	0.1%
General, selling, and other operating expenses	2.7%	2.3%
Total operating expenses	92.4%	88.7%
Total operating income	7.6%	11.3%

Other expense
Interest expense, net	(0.7)%	(0.9)%
Total other expense	(0.7)%	(0.9)%
Income before income taxes	6.9%	10.4%
Income tax expense	1.7%	2.4%
Net income	5.2%	8.0%

Fiscal year 2023 compared to Fiscal year 2022

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

Proficient Transport disaggregates revenue from contracts with its customers for Truckload and Brokerage operations between (1) revenue, before fuel surcharges and reimbursements and (2) fuel surcharges and reimbursements. A summary of Proficient Transport’s revenue generated by type for the periods indicated is as follows:

	2023	2022
Operating revenue:
Revenue, before fuel surcharge and other reimbursements	$126,437,360	$116,108,865
Fuel surcharges and other reimbursements	9,318,633	14,051,209
Total operating revenue	135,755,993	130,160,074

The increases in total operating revenue and revenue before fuel surcharge, were primarily due to the increases in volume of activity (in the Truckload Segment) and secondarily due to increases in Proficient Transport’s contract pricing. In 2023, Proficient Transport delivered 296,352 units (174,434 Truckload Segment) compared to 297,204 units (168,938 in the Truckload Segment) in 2022. The increases in volume in the Truckload Segment were primarily driven by the reduction in backlog of undelivered cars that had built up over 2021 and 2022. In 2021, Proficient Transport’s OEMs experienced significant microchip supply shortages which resulted in new automobiles being only partially manufactured and not ready for shipment. This shortage continued, albeit to a lesser extent, into 2022. Once the microchip supply shortages were resolved, OEMs completed the production of unfinished cars, creating a need to deliver the excess automobile inventory. Proficient Transport serviced the OEMs’ excess inventory through company-owned vehicles as well as Proficient Transport’s Brokerage segment.

In 2023, approximately 81.5% of Proficient Transport’s operating revenue was derived from its four largest customers, General Motors, Glovis (the logistics arm of Hyundai and Kia), Ford and Mercedes Benz.

A summary of Proficient Transport’s revenue generated by segment for the periods indicated is as follows:

	2023	2022
Operating revenue:
Truckload	$38,475,802	$33,268,483
Truckload fuel surcharge and other reimbursements	4,927,753	6,297,435
Total Truckload revenue	43,403,555	39,565,918

Brokerage	87,961,559	82,840,382
Brokerage fuel surcharge and other reimbursements	4,390,879	7,753,774
Total Brokerage revenue	92,352,438	90,594,156
Total operating revenue	$135,755,993	$130,160,074

In the Truckload segment, operating revenues increased by $3.8 million, or 9.7%, to $43.4 million in 2023 compared to $39.6 million in 2022. Average revenue per unit increased to $220 from $197 in 2022. The increase in the Truckload segment’s revenue was driven by a $5.2 million increase in truckload services and a $1.4 million decrease in fuel surcharges and other reimbursements. The $5.2 million increase in truckload services was comprised of contractual increases in revenue per unit hauled and the utilization of additional owner operators. The decrease in Proficient Transport’s Truckload fuel surcharge and other reimbursements primarily related to the decrease in fuel prices, which resulted in lower fuel surcharge compensation from Proficient Transport’s customers, as well as fewer reimbursements Proficient Transport earned from the contracts that expired mid-year.

In the Brokerage segment, operating revenues increased by $1.7 million, or 1.9%, to $92.4 million in 2023 compared to $90.6 million in 2022. The increase in the Brokerage segment’s revenue was driven by a $5.1 million increase in brokerage services offset by a $3.4 million decrease in fuel surcharges and other reimbursements. The primary factors driving the increase in brokerage services revenue was Proficient Transport’s ability to expand services under its contract service arrangements to third-party carriers as well as the need for timely transportation of the excess inventory of Proficient Transport’s OEMs.

Salaries, wages and benefits — Salaries, wages, and benefits consist primarily of compensation for all employees. Salaries, wages, and benefits are primarily affected by the amount paid to company drivers, which is a function of the amount of freight hauled and includes units delivered. Salaries, wages and benefits are also affected by employee benefits such as health care and workers’ compensation, and to a lesser extent by the number of, and compensation and benefits paid to, non-driver employees.

Salaries, wages and benefits decreased by $2.5 million, or 10.7%, to $20.4 million in 2023 compared to $22.9 million in 2022. The decrease is primarily related to Proficient Transport’s smallest contract expiring in June of 2023, which resulted in the termination of approximately 30 drivers. Additionally, approximately 20 drivers transitioned from company drivers to owner-operators during 2023.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for Proficient Transport’s company-owned equipment. The primary factors affecting Proficient Transport’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by company drivers.

Fuel and fuel taxes decreased by $2.7 million, or 38.2%, to $4.5 million in 2023 compared to $7.2 million in 2022. The decrease in fuel and fuel taxes was driven primarily by the decrease in price per gallon for diesel fuel, which declined from an annual average of $4.99 per gallon in 2022 to $4.21 per gallon in 2023, according to the Department of Energy. For 2023, the average cost of fuel per mile was $0.79 compared to $1.11 in 2022 and the total number of miles driven in 2023 was 10 million compared to 9.2 million in 2022. Additionally, the expiration of Proficient Transport’s smallest fleet contract mid-year resulted in less fuel being purchased in 2023.

Purchased transportation — Purchased transportation consists of the payments Proficient Transport makes to owner-operators and third-party carriers.

Purchased transportation increased by $13.5 million, or 19.2%, to $83.8 million in 2023 compared to $70.3 million in 2022. The increase in purchased transportation was driven by two factors: Proficient Transport had approximately 20 company drivers become owner-operators during 2023 and Proficient Transport added third-party carriers to its contract service arrangement.

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Operating expenses and supplies are primarily affected by the age of Proficient Transport’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses decreased 0.4% to $7.0 million in 2023 compared to $7.1 million in 2022. Truck expenses as a percentage of operating revenue decreased from 5.4% in 2022 to 5.2% in 2023 due to the disproportional increase in Brokerage segment activity, which operates under an asset-light model and does not incur truck expenses.

Depreciation and amortization — Depreciation and amortization consist primarily of depreciation for owned trucks and trailers and to a lesser extent computer software amortization. The primary factors affecting these expense items include the size and age of Proficient Transport’s truck and trailer fleets, the cost of new equipment and the relative percentage of owned revenue equipment and equipment acquired through debt or finance leases.

Depreciation and amortization and the gain on sale of equipment increased by $0.1 million, or 4.9%, to $2.3 million in 2023 compared to $2.2 million in 2022. The increase in depreciation and amortization and the gain on sale of equipment was driven by an increase in the average depreciation offset by gains recognized on sold equipment.

Insurance premiums and claims — Insurance premiums and claims consist primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting Proficient Transport’s insurance premiums and claims are the frequency and severity of accidents, trends in the development factors used in Proficient Transport’s actuarial accruals and developments in large, prior year claims. The number of accidents tends to increase with the miles we travel. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period-to-period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect Proficient Transport’s financial condition and results of operations.

Insurance premiums and claims increased by $0.6 million, or 23.8%, to $3.2 million in 2023 compared to $2.6 million in 2022. The increase in insurance premiums and claims was driven by an increase in Proficient Transport’s premiums.

Operating taxes and licenses — Operating taxes and licenses consist of property and use taxes. Operating taxes and licenses increased by $114,599 or 83.5%, to $251,789 in 2023 compared to $137,190 in 2022. The increase in operating taxes and licenses was driven by the increase in operating revenue.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses, and other costs. General, selling, and other operating expenses increased by $0.8 million, or 27.6%, to $3.9 million in 2023 compared to $3.0 million in 2022. The increase in general, selling, and other operating expenses was primarily due to increased legal fees, as well as the overall increase in general expenses such as repairs and maintenance at our owned facility, operations, and utilities.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net decreased by $0.2 million, or 18.0%, to $1.0 million in 2023 compared to $1.2 million in 2022. The decrease was primarily due to the interest income earned from the Lease to Purchase program with our owner-operators.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. Proficient Transport’s operating ratio increased by 3.7% to 92.4% in 2023 as compared to 88.7% in 2022. The increase in costs was primarily due to the increase in purchase transportation activity in Proficient Transport’s Brokerage segment.

EBITDA — EBITDA decreased by $4.1 million, or 24.2%, to $12.9 million in 2023 compared to $17.0 million in 2022. The decrease was primarily due to the $3.2 million decrease in net income as well as the $0.9 million decrease in income taxes, which is an add back for the EBITDA calculation. See “Non-GAAP Financial Measure” section below for Proficient Transport’s calculation of EBITDA.

Non-GAAP Financial Measure

EBITDA

EBITDA is a supplemental non-GAAP financial measure used by management of Proficient Transport. Proficient Transport defines EBITDA as net income (loss) before (i) interest expense, net, (ii) tax expense (benefit), and (iii) depreciation and amortization expense. Proficient Transport believes that EBITDA is useful because it provides a more effective evaluation of Proficient Transport’s operating performance and allows comparison of Proficient Transport’s results of operations from period to period without regard to Proficient Transport’s financing methods or other items that impact comparability of financial results from period to period such as fluctuations in interest expense or effective tax rates, levels of depreciation and amortization, or any unusual items. EBITDA should not be considered as an alternative to, or more meaningful than, net income, operating ratio, or any other measure as determined in accordance with GAAP. Proficient Transport’s computation of EBITDA may not be comparable to EBITDA of other companies. Proficient Transport presents EBITDA because management believes these metrics provide useful information regarding the factors affecting Proficient Transport’s operations.

The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated.

	2023	2022
Net income	$7,156,170	$10,399,119
Interest expense, net	953,667	1,163,508
Income tax expense	2,243,617	3,130,964
Depreciation and amortization expense	2,523,971	2,289,026
EBITDA	$12,877,425	$16,982,617

Liquidity and Capital Resources

Overview

Our business requires substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on our debt obligations, lease payments and tax payments when we generate taxable income. Recently, we have financed our capital requirements with cash flows from operating activities, direct equipment financing, and proceeds from our IPO. We intend to spend between $5 - $10 million per year on new revenue equipment to maintain our desired average age of the fleet. We plan to finance the purchases through a combination of operating cash flows and direct equipment financing. Additional purchases of revenue equipment in a given year will depend on new business added as well as management’s desire to shift delivery volume away from subhaulers in favor of company drivers which will require growth in the aggregate fleet.

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

Sources of liquidity

In May 2024, we raised money in the capital markets through an IPO and then subsequently in June sold additional shares through an over-allotment option. The approximately $30 million remaining after acquiring the Founding Companies was used to support operations for 2024 and to partially fund strategic acquisitions. We anticipate that our cash flows from operations and available direct equipment financing will provide adequate liquidity for our planned capital expenditures during fiscal year 2025. For any new capital expenditures in 2025 and beyond that exceed our cash flow from operations, we have negotiated credit agreements with financial institutions in amounts sufficient to fund planned purchases. While we generally control the timing and extent of our capital expenditures, there is no assurance that we can obtain financing arrangements on terms acceptable to the Company.

Pinnacle Loan Agreement

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

Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. As of December 31, 2024, there was $16.0 million outstanding under the Loan Agreement.

Cash Flows

For the twelve months ended December 31, 2024, cash flows from operating activities of $ 10,718,960, was down slightly from the twelve months ended December 31, 2023.

For the twelve months ended December 31, 2024, cash flows used in investing activities was $(205,033,308). This decrease of $(205,227,563) compared to December 31, 2023 is mainly due to the cash paid to acquire the Founding Companies, ATG and UTT as discussed above in Note 3 — Business Combinations.

For the twelve months ended December 31, 2024, cash flows provided by financing activities was $209,254,829, which was an increase of $220,181,913 compared to the twelve months ended December 31, 2023. This increase is due to our issuance of common stock in the Company’s IPO plus proceeds from debt.

	Successor	Predecessor
	Twelve	Period from	Twelve	Twelve
	months ended	January 1, 2024	months ended	months ended
	December 31,	to May 12,	December 31,	December 31,
	2024	2024	2023	2022
Cash flows provided by operating activities	$10,718,960	$7,996,542	$10,733,478	$5,948,650
Cash flows provided by (used in) investing activities	(205,033,308)	(51,093)	194,255	(447,142)
Cash flows provided by (used in) financing activities	209,254,829	(5,597,522)	(10,927,084)	(5,552,434)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$14,940,481	$2,347,927	$649	$(50,926)
Cash, cash equivalents, and restricted cash, beginning of period	$458,233	$4,273	$3,624	$54,550
Cash, cash equivalents, and restricted cash, end of period	$15,398,714	$2,352,200	$4,273	$3,624

Contractual obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2024:

	1 year or less	2 - 3 years	4 - 5 years	Thereafter	Total
Long-term debt obligations	$19,122,009	$30,328,005	$22,428,888	$3,861,630	$75,740,532
Finance lease obligations	96,134	8,011	—	—	104,145
Operating lease obligations	2,517,743	3,401,264	3,071,335	5,285,601	14,275,943
Total contractual obligations	$21,735,886	$33,737,280	$25,500,223	$9,147,231	$90,120,620

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation and Fuel Cost

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. Historically, the Company has limited the effects of inflation on its business through increases in freight rates and certain cost controls. The most relevant items impacted by inflation to the Company are the cost to insure and maintain the fleet. Significant inflation has been experienced in insurance and claims costs related to health insurance and claims as well as auto liability insurance and claims. Significant price increases in revenue equipment have impacted the cost for the Company to acquire new equipment. The cost increases have also impacted the cost of parts for equipment repairs and maintenance, inclusive of tires. Over the long term, general economic growth and industry supply and demand conditions have allowed increases in rates charged to customers, although these rate increases have significantly lagged the increases in tractor prices and related depreciation expense.

In addition to inflation, significant fluctuations in fuel prices can adversely affect the Company’s operating results and profitability. The Company has attempted to limit the effects of increases in fuel prices through certain cost control efforts and its fuel surcharge program. The Company receives fuel surcharges on all Company Driver accounts. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, these arrangements generally do not fully protect the Company from short-term fuel price increases or continued rising price environments like the Company experienced throughout 2023 and 2024. These arrangements may also prevent the Company from receiving the full benefit of any fuel price decreases. Additionally, the Company generally does not receive fuel surcharge on empty miles.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting described below.

Notwithstanding the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.

In connection with the preparation of the Company’s audited financial statements for the year ended December 31, 2024, a material weakness in the Company’s internal controls over financial reporting was identified and, if our remediation is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and profitability.

We have identified a material weakness in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was related to IT general controls in Company’s financial systems and closing processes including account reconciliations and review surrounding the close process.

Remediation steps are being taken designed to improve the Company’s internal controls over financial reporting to address the underlying causes, including: designing and implementing increased controls, increased oversight and review of technical systems and engaging third-parties. We continue to work on other remediation initiatives.

While we believe that these efforts will improve the Company’s internal controls over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are unable to successfully remediate our existing or any future material weakness, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price and profitability may decline as a result.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Except for the enhancements to controls to address the material weakness discussed above, there were no changes to our internal control over financial reporting during the twelve months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

Rule 10b5-1 Plans

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.

2025 Annual Meeting of Stockholders

We currently plan to hold our 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) on May 6, 2025. The time and location of the 2025 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement for the 2025 Annual Meeting to be filed with the SEC.

In order for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2025 Annual Meeting, the stockholder must comply with the requirements set forth in the Company’s amended and restated bylaws and Rule 14a-8, including with respect to the subject matter of the proposal, and must deliver the proposal and all required documentation to the Company no later than April 7, 2025. The public announcement of an adjournment or postponement of the date of the 2025 Annual Meeting will not commence a new time period (or extend any time period) for submitting a proposal pursuant to Rule 14a-8.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table summarizes information about each one of our executive officers as of December 31, 2024.

Name	Age	Position(s)
Richard O'Dell	63	Chief Executive Officer
Amy Rice	46	President and Chief Operating Officer
Brad Wright	64	Chief Financial Officer and Secretary

Information required to be furnished in response to this Item 10 can be found in the Company’s proxy statement for the 2025 annual meeting of stockholders, which will be filed within 120 days after the close of the 2024 fiscal year (the “Proxy Statement”) under the headings “Proposal No. 1: Item 1 - Election of the Board of Directors,” "Other Matters - Delinquent Section 16(a) Reports," “Stockholder Engagement – Stockholder Recommendations and Nominations of Director Candidates” and “Proposal No. 1: Item 1 - Election of the Board of Directors- Board of Directors – Audit Committee,” That information is incorporated into this report by reference.

Code of Ethics and Business Conduct

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This code of ethics can be found on the investor relations portion of our website, at www.proficientautologistics.com .. We intend to disclose any amendment to, or waiver from, a provision of this code of ethics by posting such information on the investor relations portion of our website. Information found on our website is not part of this Annual Report or any other report filed with the SEC.

Insider Trading Policies

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. EXECUTIVE COMPENSATION

Information required to be furnished in response to this Item 11 can be found in the Proxy Statement under the headings “Compensation discussion and analysis,” “Compensation Committee report,” “Corporate governance - Compensation Committee Interlocks and Insider Participation,” “Executive compensation” and “Director compensation.” That information is incorporated into this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Additional information in response to this Item 12 can be found in the Proxy Statement under the heading “Security ownership of certain beneficial owners and management.” That information is incorporated into this Annual Report by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Proxy Statement under the headings “Corporate governance - Director independence,” “Corporate Governance - Committee member qualifications” and “Certain relationships and related transactions.” That information is incorporated into this Annual Report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item 14 can be found in the Proxy Statement under the headings “Audit Committee report and payment of fees to auditor - Fees to independent auditor” and “Audit Committee report and payment of fees to auditor - Administration of engagement of independent auditor.” That information is incorporated into this Annual Report by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., Leonel Munoz, Ramon Munoz and Tribeca Automotive Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.2	Contribution Agreement, dated as of December 21, 2023, by and among the Company, Leonel Munoz, Ramon Munoz and Tribeca Truck Leasing LLC (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.3	Agreement and Plan of Merger, dated as of December 21, 2023, by and among the Company, ELI Merger Sub, Inc., Jesus Holguin, Raul Silva and Excel Leasing, Inc. (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.4	Stock Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., Jesus Holguin, Raul Silva, and Deluxe Auto Carriers, Inc. (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.5	Contribution Agreement, dated as of December 21, 2023, by and among the Company, Proficient Auto Transport, Inc., the shareholder listed thereto and BOCF, LLC (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.6	Stock Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., Proficient Auto Transport, Inc., the shareholder listed thereto and BOCF, LLC (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.7	Agreement and Plan of Merger, dated as of December 21, 2023, by and among the Company, WCL Merger Sub, Inc., William E. Scanlon, Trustee of the William E. Scanlon Living Trust Utd 7/29/05 and West Coast Leasing Company, Inc. (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.8	Stock Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., William E. Scanlon Living Trust Utd 7/29/05 and Sierra Mountain Group, Inc. (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.9	Contribution Agreement, dated as of December 21, 2023, by and among the Company, John Skiadas, Delta Auto Brokers, LLC, North East Fleet Services, Inc., Delta Automotive Services, Inc. and the sellers listed thereto (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.10	Amendment No. 1 to Contribution Agreement, dated as of April 26, 2024, by and among the Company, John Skiadas, Delta Auto Brokers, LLC, North East Fleet Services, Inc., Delta Automotive Services, Inc. and the sellers listed thereto (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on April 29, 2024, and incorporated herein by reference).
2.11	Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., John Skiadas, Delta Automotive Services, Inc. and the sellers listed thereto (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
3.1	Third Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2024, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2024, and incorporated herein by reference).
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 29, 2024, and incorporated herein by reference).
10.1*	Form of Indemnification Agreement, between the Company and its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on April 23, 2024, and incorporated herein by reference).
10.2*	Proficient Auto Logistics, Inc. 2024 Long-Term Incentive Plan, and forms of award agreements (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on April 23, 2024, and incorporated herein by reference).
10.3*	2024 Non-Employee Director Compensation Policy (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on April 23, 2024, and incorporated herein by reference).
10.4*	Executive Employment Agreement, dated as of November 30, 2023, by and between Brad Wright and the Company (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on April 23, 2024, and incorporated herein by reference).

10.5*	Executive Employment Agreement, dated as of April 22, 2024, by and between Richard O’Dell and the Company (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on April 29, 2024, and incorporated herein by reference).
10.6*	Executive employment agreement, dated August 14, 2024, between Proficient Auto Logistics, Inc. and Amy Rice (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2024, and incorporated herein by reference).
10.7	Registration Rights Agreement (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on April 23, 2024, and incorporated herein by reference).
10.8	Loan Agreement, dated November 8, 2024, by and among Proficient Auto Logistics, Inc. and certain of its subsidiaries, as the borrower, and Pinnacle Bank, as lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2024, and incorporated herein by reference).
10.9*+	Consulting Agreement, dated January 26, 2025, by and among Proficient Auto Logistics, Inc., Delta Automotive Services, LLC (d/b/a Delta Transport), and John Skiadas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2025, and incorporated herein by reference).
19.1	Insider Trading Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accountants
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
+	Information in this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFICIENT AUTO LOGISTICS, INC.

March 28, 2025	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer
(Principal Executive Officer)

March 28, 2025	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 28, 2025.

Name	Position(s)

/s/ Richard O’Dell
Richard O’Dell	Chief Executive Officer (Principal Executive Officer); Director

/s/ Brad Wright
Brad Wright	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles A. Alutto
Charles A. Alutto	Director

/s/ Douglas L. Col
Douglas L. Col	Director

/s/ Brenda R. Frank
Brenda R. Frank	Director

/s/ James B. Gattoni
James B. Gattoni	Director

/s/ Steve Lux
Steve Lux	Director

/s/ John F. Schraudenbach
John F. Schraudenbach	Director

/s/ John Skaidas
John Skaidas	Director

Proficient Auto Logistics, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

Item 8, and Item 15(a)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Proficient Auto Logistics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Proficient Auto Logistics, Inc. (Successor) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and the consolidated balance sheet of Proficient Auto Transport, Inc. (Predecessor) (a Delaware corporation) and subsidiaries as of December 31, 2023; the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024 (Successor), the period from January 1, 2024 to May 12, 2024 (Predecessor), and the years ended December 31, 2023 and December 31, 2022 (Predecessor); and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 (Successor) and of the Predecessor as of December 31, 2023, and the results of their operations and their cash flows for the year ended December 31, 2024 (Successor), the period from January 1, 2024 to May 12, 2024 (Predecessor), and the years ended December 31, 2023 and December 31, 2022 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Tulsa, Oklahoma

March 28, 2025

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$15,398,714	$4,273
Accounts receivable, less allowance for credit losses (2024 - $134,372; 2023 - $634,913)	37,394,656	19,799,044
Net investment in leases, current portion	266,447	32,374
Maintenance supplies	1,356,814	822,855
Assets held for sale	265,900	—
Income tax receivable	2,944,742	—
Prepaid expenses and other current assets	10,060,169	2,769,005
Total current assets	67,687,442	23,427,551
Property and equipment, net of accumulated depreciation (2024 - $15,541,572; 2023 - $16,211,133)	122,636,636	17,998,750
Operating lease right-of-use assets	10,970,536	4,457
Net investment in leases, less current portion	175,330	2,681
Deposits	4,676,679	1,033,642
Goodwill	169,056,675	—
Intangible assets, net of accumulated amortization (2024 - $5,709,360; 2023 - $0)	132,490,640	—
Other long-term assets	393,006	527,952
Total assets	$508,086,944	$42,995,033

Liabilities, mezzanine equity, and stockholders’ equity
Current liabilities:
Accounts payable	$9,829,355	$2,539,198
Book overdraft	—	891,410
Accrued liabilities	21,826,519	7,803,359
Income tax payable	—	1,174,959
Finance lease liabilities, current portion	89,184	1,306,024
Operating lease liabilities, current portion	1,825,970	4,456
Long-term debt, current portion	19,052,903	1,599,699
Total current liabilities	52,623,931	15,319,105

Long-term liabilities:
Line of credit	7,000,000	3,450,129
Finance lease liabilities, less current portion	8,343	273,096
Operating lease liabilities, less current portion	9,258,234	—
Long-term debt, less current portion	56,336,911	5,035,478
Deferred tax liability, net	42,638,079	2,283,833
Other long-term liabilities	2,241,923	—
Total liabilities	170,107,421	26,361,641

Commitments and contingencies (Note 18)

Mezzanine equity:
Series A convertible, redeemable, preferred stock, $0.01 par value; 10,000,000 shares authorized; 0 and 3,066,923 shares issued and outstanding as of December 31, 2024 and December 31, 2023 respectively	—	8,880,672
Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,069,114 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023 respectively	270,691	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 392,825 shares issued and outstanding	—	3,928
Additional paid in capital	346,756,929	—
(Accumulated deficit) retained earnings	(9,048,097)	7,748,792
Total stockholders’ equity	337,979,523	7,752,720
Total liabilities, mezzanine equity and stockholders’ equity	$508,086,944	$42,995,033

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	December 31,	Period from January 1, 2024 to May 12,	December 31,	December 31,
	2024	2024	2023	2022
Operating revenue
Revenue, before fuel surcharge	$222,055,006	$38,947,787	$126,437,360	$116,108,865
Fuel surcharge and other reimbursements	16,302,886	2,073,087	9,318,633	14,051,209
Other Revenue	1,509,218	—	—	—
Lease Revenue	987,417	196,814	—	—
Total operating revenue	240,854,527	41,217,688	135,755,993	130,160,074

Operating Expenses
Salaries, wages and benefits	45,640,725	27,483,771	20,435,466	22,893,321
Stock-based compensation	8,883,142	—	—	—
Fuel and fuel taxes	16,128,862	1,119,549	4,461,319	7,213,180
Purchased transportation	119,908,760	25,995,763	83,843,297	70,337,687
Truck expenses	12,952,229	1,886,793	7,038,663	7,063,977
Depreciation	15,699,025	934,988	2,523,971	2,289,026
Intangible amortization	5,709,360	—	—	—
Gain on sale of equipment	(149,683)	(235,081)	(173,859)	(47,847)
Insurance premiums and claims	13,396,730	1,107,047	3,161,673	2,554,731
General, selling, and other operating expenses	10,577,918	3,944,823	4,112,009	3,162,408
Total Operating Expenses	248,747,068	62,237,653	125,402,539	115,466,483
Operating (loss) income	(7,892,541)	(21,019,965)	10,353,454	14,693,591
Other income and (expense)
Interest expense	(4,007,661)	(717,431)	(953,667)	(1,163,508)
Acquisition Costs	(1,226,915)	—	—	—
Adjustment of Earn Out Contingency	3,095,114	—	—	—
Other income, net	311,351	2,078	—	—
Total other expense, net	(1,828,111)	(715,353)	(953,667)	(1,163,508)
(Loss) Income before income taxes	(9,720,652)	(21,735,318)	9,399,787	13,530,083
Income tax (benefit) expense	(1,245,384)	(6,350,642)	2,243,617	3,130,964
Net (loss) income	$(8,475,268)	$(15,384,676)	$7,156,170	$10,399,119

Loss Per Share
Basic & Diluted	$(0.47)

Weighted Average Shares
Basic & Diluted	17,937,853

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Successor

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	2,939,130	$29,391	$932,609	$(572,829)	$389,171
Issuance of shares through IPO	15,768,333	157,683	212,134,166	—	212,291,849
Issuance of shares for business combinations	7,957,474	79,575	123,784,522	—	123,864,097
Other	—	—	1,026,532	—	1,026,532
Issuance of restricted shares	404,177	—	—	—	—
Stock-based compensation	—	4,042	8,879,100	—	8,883,142
Net loss	—	—	—	(8,475,268)	(8,475,268)
Balance, December 31, 2024	27,069,114	$270,691	$346,756,929	$(9,048,097)	$337,979,523

Predecessor

	Common stock		Retained	Total
	Shares	Amount	earnings	Equity
Balance, December 31, 2021	392,825	$3,928	$(7,874,003)	$(7,870,075)
Accrued and unpaid dividends on Series A preferred stock	—	—	(984,914)	(984,914)
Net income	—	—	10,399,119	10,399,119
Balance, December 31, 2022	392,825	$3,928	$1,540,202	$1,544,130
Accrued and unpaid dividends on Series A preferred stock	—	—	(947,580)	(947,580)
Net income	—	—	7,156,170	7,156,170
Balance, December 31, 2023	392,825	$3,928	$7,748,792	$7,752,720
Accrued and unpaid dividends on Series A preferred stock	—	—	(260,526)	(260,526)
Net loss	—	—	(15,384,676)	(15,384,676)
Balance, May 12, 2024	392,825	$3,928	$(7,896,410)	$(7,892,482)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	December 31,	Period from January 1, 2024 to May 12,	December 31,	December 31,
	2024	2024	2023	2022

Cash flows from operating activities:
Net (loss) income	$(8,475,268)	$(15,384,676)	$7,156,170	$10,399,119
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Stock-based compensation	8,883,142	—
Provision for credit losses	134,372	53,000	298,000	(9,712)
Depreciation and amortization expense	21,408,385	934,988	2,523,971	2,289,026
Gain on sale of equipment	(149,683)	(235,081)	(173,859)	(47,847)
Sales-type lease revenue	—	—	(25,000)	(60,094)
Interest income	(19,679)	(273)	(2,488)	(3,448)
Amortization of debt issuance costs	92,559	4,795	13,115	38,392
Deferred income tax expense (benefit)	(1,406,439)	(3,697,804)	857,606	1,650,312
Operating lease expense	1,064,232	25,404	28,918	177,742
Adjustment of Earn Out Contingency	(3,095,114)	—	—	—

Change in operating assets and liabilities:
Accounts receivable	2,524,336	7,745,840	(1,617,276)	(8,323,632)
Net investment in leases	151,005	11,515	110,469	94,942
Maintenance supplies	(261,676)	305,619	(153,927)	(315,287)
Income tax receivable	(304,615)	(2,640,127)	—	—
Prepaid expenses and other assets	(2,686,326)	1,029,275	(273,031)	245,612
Deposits	(274,761)	42,954	(122,454)	(543,046)
Accounts payable	(5,767,241)	(159,661)	798,800	617,760
Book overdraft	—	(891,410)	(243,716)	684,549
Accrued liabilities	(69,006)	22,055,094	1,498,411	1,191,160
Income tax payable	(78,700)	(1,174,959)	89,083	1,065,449
Settlement liability	—	—	—	(3,025,000)
Operating lease liabilities	(950,563)	(27,951)	(29,314)	(177,347)
Net cash flows provided by operating activities	10,718,960	7,996,542	10,733,478	5,948,650

Cash flows from investing activities:
Proceeds from sale of equipment	1,581,123	252,441	709,916	195,844
Purchases of property and equipment	(6,176,910)	(303,534)	(515,661)	(642,986)
Business combinations, net of cash acquired	(200,437,521)	—	—	—
Net cash flows (used in) provided by investing activities	(205,033,308)	(51,093)	194,255	(447,142)

Cash flows from financing activities:
Proceeds from line of credit	20,918,664	13,265,526	134,931,841	119,103,397
Proceeds from long-term debt	20,422,522	—	—	—
Repayments of line of credit	(16,830,384)	(16,715,655)	(137,737,169)	(122,655,418)
Repayments of long-term debt	(23,268,572)	(719,572)	(1,877,266)	(845,088)
Repayment of SBA Loan	(3,838,654)	—	—	—
Repayments of finance lease obligations	(53,771)	(1,427,821)	(1,244,490)	(1,137,709)
Payment of finance fees	(386,825)	—	—	(17,616)
Dividend Paid on Series A Preferred Stock	—	—	(5,000,000)	—
Common stock issued at IPO	212,291,849	—	—	—
Net cash flows provided by (used in) financing activities	209,254,829	(5,597,522)	(10,927,084)	(5,552,434)
Net change in cash and cash equivalents	14,940,481	2,347,927	649	(50,926)
Cash and cash equivalents, beginning of period	458,233	4,273	3,624	54,550
Cash and cash equivalents, end of period	$15,398,714	$2,352,200	$4,273	$3,624

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,697,314	$786,925	$1,118,976	$1,150,854
Cash paid for taxes	$1,958,965	$1,187,370	$1,254,412	$415,203

Noncash investing and financing activity:
Addition of right-of-use asset upon adoption of ASC 842	$—	$—	$—	$211,117
Right of use assets obtained in exchange for lease liability	$12,034,768	$328,489	$—	$—
Equipment financed through long-term debt	$22,230,556	$—	$4,842,685	$303,740
Accrued and unpaid dividends	$—	$260,526	$947,580	$984,914
Issuance of shares for business combinations	$123,864,097	$—	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Summary of significant accounting policies

Basis of Presentation — The consolidated financial statements and footnotes have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Thereafter, on August 16, 2024, the Company acquired Auto Transport Group, LC, (“ATG”) for approximately $28.9 million in cash and 1,069,346 shares of our common stock. Subsequently on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah for $4.5 million in cash.  These acquisitions expanded the Company’s geographic presence and services offered.

The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer.”

Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, the consolidated financial statements as of, and for period ended, December 31, 2024 for Proficient (which includes results of operations from the period May 13, 2024 to December, 2024 from the acquired businesses as well as expenses from the acquiring entity for the year ended December 31, 2024) and consolidated financial statements for the period January 1, 2024 through May 12, 2024 for Proficient Transport are included in this Annual Report on Form 10-K. A black-line between the Successor and Predecessor periods has been placed in the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit), Consolidated Statements of Cash Flows and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates – The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material. Significant estimates include the accrual for insurance and claims liabilities; litigation and loss contingency claims; initial value and ongoing adjustments to earn out contingencies; income tax liabilities; and several aspects of property and equipment and intangible assets including determining useful lives, upfront purchase price allocation valuation of these assets, and ongoing assessments of impairment.

Cash and Cash Equivalents – Cash includes all highly liquid investment instruments with an original maturity of three months or less. Cash balances with institutions may be in excess of Federal Deposit Insurance Corporation (“FDIC”) limits or may be invested in sweep accounts that are not insured by the institution, the FDIC, or any other government agency. As of December 31, 2024, and 2023, the Company had cash balances in excess of $250,000 FDIC insured limits of $12,124,330, and $0, respectively.

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. At the beginning of the year ended December 31, 2022 (Predecessor), the balance of Accounts Receivable, net of provisions of $345,506, was $10,146,424. Accounts receivable originating in the normal course of business are recorded at cost, and balances acquired from business combinations are recorded at fair value which approximates their net book value due to the short term nature of the balances. The Company reviews accounts receivable on a continuing basis to determine if any receivables are potentially uncollectible. The Company writes off uncollectible receivables based on specifically identified amounts determined to be uncollectible. Actual write-offs could differ from management’s estimate. The Company maintains allowances for credit losses on its trade receivables. The Company estimates the allowance for credit losses by applying a loss rate based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. To gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. Provisions for estimated credit losses are recorded within the “General, selling, and other operating expenses”. The following is roll forward of the allowance:

	Successor	Predecessor
	December 31, 2024	Period from January 1, 2024 to May 12, 2024	December 31, 2023	December 31, 2022
Beginning Balance	$-	$634,913	$342,576	$345,506
Provision	134,372	53,000	298,000	6,782
Recoveries	-	-	(5,663)	(9,712)
Other [1]	-	(687,913)	-	-
Ending Balance	$134,372	$-	$634,913	$342,576

[1]	The Other row for the Predecessor period ending May 12, 2024 reflects the impact of the recognition of Accounts Receivable at fair value as a result of the Combination Agreements. Refer to Note 3 for further information.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Maintenance Supplies – Maintenance supplies consist primarily of parts, materials and supplies for servicing the Company’s revenue and service equipment that are held for maintenance on the Company’s transportation equipment and are not available for sale to the general public.

Deposits - The Company maintains deposits in a financial institution that, at times, exceed the $250,000 insured by the FDIC. The Company believes there is no significant risk with respect to these deposits. As of December 31, 2024, and 2023, deposit balances in excess of $250,000 FDIC insured limits of $3,423,331, and $0, respectively.

Property and Equipment – Property and equipment is stated at cost. The Company depreciates its property and equipment using the straight-line method over the following estimated useful lives:

Asset Group	Useful Lives
Buildings and improvements	5-39 years
Furniture and equipment	2-7 years
Machinery and equipment	5-7 years
Software and computer equipment	3-5 years
Transportation equipment	5-10 years

Leasehold improvements are amortized over the lesser of the estimated useful lives or the length of the lease. At December 31, 2024, the weighted-average remaining lease term was 7.2 years.

Significant renewals and betterments are capitalized, while expenditures for normal repairs and maintenance are charged to expense as incurred.

Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in the Company’s consolidated statements of Operations.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Claims and Insurance Accruals - Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims at December 31, 2024, and 2023, plus an estimated liability for incurred but not reported claims and the associated expense.

Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. As of December 31, 2024, and 2023, the Company recorded total claims and insurance accruals of $5,721,891 and $2,209,173, respectively, within accrued liabilities on the consolidated balance sheet. Proficient Transport is the only entity that is self-insured for its group health insurance plan. The amount recorded for the Proficient Transport’s group health accrual as of December 31, 2024 and 2023, was based in part upon actuarial studies performed by a third-party actuary.

Revenue Recognition – The Company generates revenue primarily from shipments of automobiles through the Company’s Company Drivers and Brokered operations. These shipments represent the Company’s single performance obligation for each delivery arising from contracts entered into with customers who are mostly automobile manufacturers. Revenue is recognized in an amount that reflects the consideration that is expected to be received in exchange for the transportation and logistical services performed, which are based on fixed contractual cash payments. Revenue is recognized when the performance obligation is satisfied, which occurs over time with the transit of the shipments from origin to destination. Revenue is recognized based on the miles driven compared to the total miles scheduled for each delivery. The Company estimates the number of miles driven as the basis for determining the amount of revenue to be recognized for partially fulfilled obligations as of the reporting period. Accessorial charges for fuel surcharges as well as other reimbursements are part of the consideration we receive for the single performance obligation of delivering shipments.

The Company has elected to utilize the practical expedient in ASC 606-10-32-18 and does not account for the effects of a significant financing component if the period between when the Company transfers a good or service to the customer and when the customer pays for that good or service is one year or less. Contracts entered with our customers do not contain any material financing components as standard payment terms range from 30 to 60 days. Payments terms in the Company’s contracts vary by the type and location of the Company’s customer and services offered.

In some instances, the Company outsources the transportation of the loads to third-party carriers. The Company is a principal in these arrangements, as we have the primary responsibility to meet the customer’s requirements and have discretion over the pricing of the services charged to the customer. In these instances, the Company records the revenue collected on a gross basis, and recognizes the corresponding costs incurred within purchased transportation on the consolidated statements of operations.

The Company’s revenue disaggregation is presented on the consolidated statements of operations and within Note 15 Segment reporting.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

The Company has elected to use the practical expedient in ASC 340-40-25-4 and recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less. The Company does not typically incur incremental costs in obtaining a contract from its customers, however, if the Company did, the costs would be expensed as incurred as its sales contracts have a duration of less than one year. Such costs would be included in the General, selling, and other operating expenses caption of the consolidated statements of operations.

Defined contribution plans –The Company and its subsidiaries have defined contribution 401(k) plans that cover substantially all employees. The plans permit eligible participants to defer a portion of their eligible compensation, defined by each subsidiaries plan, ranging from 90% to 100%, not to exceed $69,000 as determined under Section 401(k) of the IRC. For our Safe Harbor Plans, the Company matches 100% of participant contributions up to the first 4% of annual compensation. For the non-safe harbor plans, matching is discretionary. The Company’s matching expense for the 401(k) plans totaled $357,161, $87,740, $283,000 and $287,000 for period year-ended December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor) and for the years ended December 31, 2023 and December 31, 2022 (Predecessor), respectively. Our plans have various vesting schedules ranging from three to six years of service.

Leases – The Company determines if an arrangement is a lease or contains a lease at inception and performs an analysis to determine whether the lease is an operating lease or a finance lease. The Company measures right-of-use (“ROU”) assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. The Company uses the implicit rate when readily determinable. When the implicit rate is not readily determinable, the Company estimates an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. These rates are used to discount the remaining lease payments in measuring the ROU asset and lease liability.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, the Company recognizes depreciation expense from the depreciation of the ROU asset and interest expense on the related lease liability. The Company does not separate lease and non-lease components of contracts. The nature of the non-lease components in the Company’s leases include common area maintenance and related services as part of its building leases. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and lease expense is recognized on a straight-line basis over the lease term.

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $31,117, $2,859, $6,800 and $32,089 for the years ended December 31, 2024, for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the years ended December 31, 2023 and December 31, 2022 (Predecessor), respectively, and are included in general, selling and other operating expenses on the consolidated statements of operations.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Income Taxes – Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The Company evaluates the need for a valuation allowance on deferred tax assets based on whether it believes that it is more likely than not all deferred tax assets will be realized. A consideration of future taxable income is made as well as on-going prudent feasible tax planning strategies in assessing the need for valuation allowances. In the event it is determined all or part of a deferred tax asset would not be able to be realized, management would record an adjustment to the deferred tax asset and recognize a charge against income at that time.

The Company’s estimate of the potential outcome of any uncertain tax issue is subject to its assessment of relevant risks, facts and circumstances existing at that time. The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, and records a liability when such uncertainties meet the more likely than not recognition threshold. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Concentration of Credit Risks – For the year ended December 31, 2024 (Successor), our largest customer accounted for approximately 22% of operating revenue. As of December 31, 2024, our largest customer had accounted for approximately 24% of net accounts receivable. The monitors the credit risk of its customers, offering normal payment terms without collateral held or available for the balances owed.

For the year ended December 31, 2023 (Predecessor), two of our largest customers accounted for approximately 62.7% of operating revenue. As of December 31, 2023, our largest two customers had accounted for approximately 73% of gross accounts receivable.

For the year ended December 31, 2022(Predecessor), two of our largest customers accounted for approximately 66.0% of operating revenue.

Labor concentration – At December 31, 2024 (Successor) or December 31, 2023 (Predecessor), the Company’s employees are not subject to union or other collective bargaining agreements.

Business Combinations — The Company accounts for business combinations using the acquisition method pursuant to ASC 805, Business Combinations. For each acquisition, the Company recognizes the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Valuations of certain assets acquired, including customer relationships, and trade names involve significant judgment and estimation. The Company uses independent valuation specialists to help determine fair value of certain assets and liabilities. Valuations utilize significant estimates, such as forecasted revenues and profits. Changes in these estimates could significantly impact on the value of certain assets and liabilities. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date. The Company expects to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

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

Intangible Assets, Net — The Company’s intangible assets consist of acquired customer relationships and trade names. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. Intangible assets historically have been acquired through business combinations and recorded at their purchase date estimated fair value – see Note 3.

When determining the fair value of acquired intangible assets, management makes significant estimates and assumptions, including, but not limited to, expected long-term market growth, customer retention, future expected operating expenses, costs of capital and appropriate discount rates. Finite-lived intangible assets are amortized using the straight-line method over their respective estimated useful lives. The Company amortizes its intangible assets using the straight-line method over their estimated useful lives of 15 years for customer relationships, and 10 years for trade names.

Stock-Based Compensation — Restricted Stock Units (“RSUs”) have been granted to eligible employees and independent board members of the Company. As the requirement to remain employed for the necessary service period and the performance vesting criteria are based on the performance of the Company. The Company has recorded the compensation expense within stock-based compensation in the consolidated statement of operations. In accounting for stock-based compensation awards, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation expense for time-vesting awards is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. The estimated fair value of the RSU’s was determined using the fair value of the Company’s common stock on the grant date.

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

As of December 31, 2024 and December 31, 2023, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rates on borrowings under long-term debt and finance lease obligations approximate the interest rates that would currently be available to the Company under similar terms, and as such, carrying value approximates fair value. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis (1) when they are acquired during a business combination as discussed in Note 3, and (2) if they are deemed to be impaired as a result of an impairment review.

The earn-out liability relates to the acquisition of Deluxe as discussed in Note 3 and is contingent consideration that is measured at the estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. Contingent consideration is measured at fair value using a discounted cash flow model utilizing significant unobservable inputs including the probability of achieving each of the potential milestones, making it a Level 3 fair value measurement. The Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration will be recorded in the consolidated statements of operations. On September 30, 2024, the Company evaluated the earn-out and determined the probability of payment was remote and therefore recorded a gain of $3,095,114 in the consolidated statements of operations to fully derecognize the amount initially recorded at the acquisition date as the agreement expired in the fourth quarter of 2024 resulting in no amounts owed by the Company. The earn out liability was previously recorded in Accrued expenses on the consolidated balance sheets from the May 2024 acquisition date until the derecognition was recorded in the third quarter of 2024.

Segment Reporting — In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on operational results from the services provided by Company Drivers and Brokered, which represent the Company’s operating segments for the period ended December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the periods ended December 31, 2023 and December 31, 2022 (Predecessor), respectively. The Company’s CODM has been identified to collectively include the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

The CODM uses the Segment Operating profit or loss measure to evaluate the profitability and operational efficiency of each segment, identify areas for improvement, and make informed decisions about resource allocation, strategic planning, and performance targets. This measure of segment profit or loss is consistent with the measurement principles used in the consolidated financial statements. The CODM reviews the segment Operating profit or loss on a quarterly basis during executive meetings and uses this information to assess segment performance (analyzing margins, revenue changes, and expense management), allocate resources (capital deployment and personnel allocation to executive strategic initiatives), strategic planning (setting short and longer term goals for expansion), and performance targets (establishing key performance indicators, monitoring progress, and revising plans).

Adopted Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses and information used to assess segment performance. This standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the amendment on a retrospective basis for the 2024 annual reporting period with the impact limited to incremental disclosures in our consolidated financial statements, with conforming presentation for 2023 in Note 15 – Segment reporting.

Accounting Pronouncements Not Yet Adopted – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact this standard will have on its disclosures.

In March 2024, the SEC adopted final rules under SEC Release Nos. 33-11275 and 33-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that will require registrants to provide certain climate-related information in their registration statements and annual reports. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. The Company is currently assessing the impact this standard will have on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires additional disclosure about certain costs and expenses. The ASU is effective for fiscal years beginning after December 15, 2026, while early adoption is permitted. The Company is currently assessing the impact this standard will have on its disclosures.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 3 — Business combinations

Acquisition of the Founding Companies

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions five operating businesses and their respective affiliated entities to found the Company, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca. The closing of the acquisitions occurred concurrently with the closing of the Company’s IPO of its common stock on May 13, 2024.

The various agreements to acquire the Founding Companies are briefly described below:

●	The Company entered into a Membership Interest Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Delta for cash and shares of common stock. Delta’s main business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Deluxe for cash, shares of common stock and contingent consideration in the form of an earn-out provision. The earn-out provision which provided that the Company would make earn-out payments, fifty percent (50%) in cash and fifty percent (50%) in shares of common stock, to Deluxe under certain terms and conditions related to Deluxe’s EBITDA for the period commencing on January 1, 2024 and ending on December 31, 2024. No earnout payment was ultimately due under this agreement. Deluxe’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the West Coast and South of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Proficient Transport for cash and shares of common stock. Proficient Transport’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the South, Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Sierra for cash and shares of common stock. Sierra Mountain’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the West Coast and the Midwest of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Tribeca for cash and shares of common stock. Tribeca’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the East Coast and Southeast of the United States.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

The acquisitions were accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc was the accounting acquirer. The tables below present the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of the Founding Companies based on the respective fair values as of May 13, 2024.

The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (defined as one year following the acquisition date). As a result of further refining its estimates and assumptions since the date of the acquisition, the Company recorded measurement period adjustments to the initial opening balance sheet as shown in the tables below. Adjustments were primarily made to property and equipment, operating lease right-of-use assets, goodwill, and deferred income taxes. The property and equipment fair value revision had an impact to depreciation expense and an adjustment to reduce depreciation by $848,000 was recorded in depreciation on the consolidated statements of operations.

Delta

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$31,580,792	$-	$31,580,792
Stock consideration issued	32,888,947	-	32,888,947
Total purchase price	$64,469,739	$-	$64,469,739

Allocation of purchase price
Cash and cash equivalents	3,928,492	300	3,928,792
Accounts receivable	3,928,804	-	3,928,804
Prepaid expenses and other current assets	1,219,052	(300)	1,218,752
Property and equipment	24,114,360	(1,046,000)	23,068,360
Operating right-of-use asset	3,429,317	(2,848,030)	581,287
Deposits	48,041	-	48,041
Intangible assets	36,000,000	-	36,000,000
Accounts payable	(1,938,014)	(22,170)	(1,960,184)
Insurance payable	(614,809)	(403,999)	(1,018,808)
Operating lease liabilities	(3,429,316)	2,848,030	(581,286)
Long-term debt	(16,854,781)	-	(16,854,781)
Deferred tax liability	(8,182,907)	(3,264,331)	(11,447,238)
Fair value of net assets acquired	$41,648,239	$(4,736,500)	$36,911,739
Goodwill	$22,821,500	$4,736,500	$27,558,000

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Deluxe

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$40,233,554	$(3,599,373)[1]	$36,634,181
Stock consideration issued	20,907,990	-	20,907,990
Contingent consideration – earn-out	3,095,114	-	3,095,114 [2]
Total purchase price	$64,236,658	$(3,599,373)	$60,637,285

Allocation of purchase price
Cash and cash equivalents	153,838	-	153,838
Accounts receivable	9,668,217	(35,000)	9,633,217
Maintenance supplies	479,012	-	479,012
Prepaid expenses and other current assets	1,309,219	-	1,309,219
Property and equipment	24,070,980	(2,461,198)	21,609,782
Operating right-of-use asset	1,455,919	-	1,455,919
Net investment in leases	63,389	(36,000)	27,389
Deposits	2,205,923	71,000	2,276,923
Intangible assets	19,300,000	-	19,300,000
Accounts payable	(5,313,958)	-	(5,313,958)
Accrued liabilities	(5,975,871)	334,494	(5,641,377)
Line of credit	(2,911,720)	-	(2,911,720)
Operating lease liabilities	(1,455,919)	-	(1,455,919)
Long-term debt	(7,301,372)	188,185	(7,113,187)
Deferred tax liability	(6,161,897)	1,447,280	(4,714,617)
Long-term liabilities	-	(2,241,923)	(2,241,923)
Fair value of net assets acquired	$29,585,760	$(2,733,162)	$26,852,598
Goodwill	$34,650,898	$(866,211)	$33,784,687

[1]	As of October 9, 2024, as part of the Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Deluxe, the Company and Deluxe acknowledged and agreed to the final calculation of the tangible and intangible assets acquired and liabilities assumed of Deluxe as defined in the Stock Purchase Agreement and a Merger Agreement. As a result, the final consideration is less than the estimated closing consideration. Accordingly, the Company reduced the purchase consideration paid to Deluxe by $3,599,373 as a measurement period adjustment. Payment was received from Deluxe’s sellers on October 11, 2024.
[2]	On September 30, 2024, the Company evaluated the earn-out and determined the probability of payment was remote and therefore recorded a gain of $3,095,114 in the consolidated statements of operations. There is no remaining earn-out liability expected to be settled as at December 31, 2024.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Proficient Transport

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$82,185,183	$-	$82,185,183
Stock consideration issued	26,575,928	-	26,575,928
Total purchase price	$108,761,111	$-	$108,761,111

Allocation of purchase price
Cash and cash equivalents	2,352,200	-	2,352,200
Accounts receivable	12,108,207	(108,002)	12,000,205
Maintenance supplies	765,110	(247,875)	517,235
Assets held for sale	-	74,600	74,600
Income Tax Receivable	-	2,640,127	2,640,127
Prepaid expenses and other current assets	1,899,520	(112,008)	1,787,512
Property and equipment	21,268,990	(2,457,302)	18,811,688
Operating right-of-use asset	305,163	-	305,163
Net investment in leases	23,813	-	23,813
Deposits	1,045,911	(55,223)	990,688
Other long-term assets	480,170	-	480,170
Intangible assets	36,900,000	-	36,900,000
Accounts payable	(2,379,536)	-	(2,379,536)
Accrued liabilities	(6,482,594)	(205,589)	(6,688,183)
Income tax payable	(508,891)	508,891	-
Finance lease liabilities	(151,298)	-	(151,298)
Operating lease liabilities	(305,163)	-	(305,163)
Long-term debt	(5,920,400)	-	(5,920,400)
Deferred tax liability	(7,320,667)	(2,617,343)	(9,938,010)
Fair value of net assets acquired	$54,080,535	$(2,579,724)	$51,500,811
Goodwill	$54,680,576	$2,579,724	$57,260,300

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Sierra

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$18,763,279	$(1,320,883)[1]	$17,442,396
Stock consideration issued	13,359,045	589,995	13,949,040
Total purchase price	$32,122,324	$(730,888)	$31,391,436

Allocation of purchase price
Cash and cash equivalents	2,963,120	-	2,963,120
Accounts receivable	5,270,200	-	5,270,200
Assets held for sale	533,587	-	533,587
Prepaid expenses and other current assets	451,624	-	451,624
Property and equipment	26,642,670	(4,024,458)	22,618,212
Operating right-of-use asset	805,316	-	805,316
Other long-term assets	829,489	-	829,489
Intangible assets	19,200,000	-	19,200,000
Accounts payable	(2,347,239)	-	(2,347,239)
Accrued liabilities	(5,279,472)	(264,085)	(5,543,557)
Income Tax Payable	(78,700)	-	(78,700)
Owner operator deposits	(1,245,163)	-	(1,245,163)
Lease deposits	(349,126)	-	(349,126)
Equipment obligations	(15,113,309)	-	(15,113,309)
Operating lease liabilities	(805,316)	-	(805,316)
Deferred tax liability	(8,543,273)	1,675,797	(6,867,476)
Fair value of net assets acquired	$22,934,408	$(2,612,746)	$20,321,662
Goodwill	$9,187,916	$1,881,858	$11,069,774

[1]	In November 2024, the Company used escrow funds to partially pay for litigation settlement. Further discussion on the settlement can be found in Note 18, Commitments and Contingencies.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Tribeca

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$10,685,499	$-	$10,685,499
Stock consideration issued	9,000,055	-	9,000,055
Total purchase price	$19,685,554	$-	$19,685,554

Allocation of purchase price
Cash and cash equivalents	1,721,106	(59,496)	1,661,610
Accounts receivable	5,538,205	59,496	5,597,701
Prepaid expenses and other current assets	1,788,257	-	1,788,257
Property and equipment	15,770,351	(2,605,233)	13,165,118
Operating right-of-use asset	8,173,047	(30,247)	8,142,800
Deposits	540,422	(285,000)	255,422
Intangible assets	3,500,000	-	3,500,000
Accounts payable	(1,988,465)	(949,595)	(2,938,060)
Accrued liabilities	(59,506)	(232,112)	(291,618)
Operating lease liabilities	(8,173,047)	30,247	(8,142,800)
Long-term debt	(11,101,904)	666,062	(10,435,842)
Deferred tax liability	(2,110,144)	(937,329)	(3,047,473)
Fair value of net assets acquired	$13,598,322	$(4,343,207)	$9,255,115
Goodwill	$6,087,232	$4,343,207	$10,430,439

Total Acquisition Date Amounts Recognized

	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$40,233,554	$82,185,183	$18,763,279	$10,685,499	$183,448,307
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,359,045	9,000,055	102,731,965
Contingent consideration – earn-out	-	3,095,114	-	-	-	3,095,114
Total purchase price	$64,469,739	$64,236,658	$108,761,111	$32,122,324	$19,685,554	$289,275,386

Allocation of purchase price
Fair value of net assets acquired	$41,648,239	$29,585,760	$54,080,535	$22,934,408	$13,598,322	$161,847,264
Goodwill	$22,821,500	$34,650,898	$54,680,576	$9,187,916	$6,087,232	$127,428,122

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Total Acquisition Date Amounts Recognized, As Adjusted

	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$36,634,181	$82,185,183	$17,442,396	$10,685,499	$178,528,051
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,949,040	9,000,055	103,321,960
Contingent consideration – earn-out	-	3,095,114	-	-	-	3,095,114
Total purchase price	$64,469,739	$60,637,285	$108,761,111	$31,391,436	$19,685,554	$284,945,125

Allocation of purchase price
Fair value of net assets acquired	$36,911,739	$26,852,598	$51,500,811	$20,321,662	$9,255,115	$144,841,925
Goodwill	$27,558,000	$33,784,687	$57,260,300	$11,069,774	$10,430,439	$140,103,200

The Company recognized intangible assets as follows, none of which are expected to have a residual value at the end of their estimated useful lives:

	Useful Life	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Customer relationships	15 years	$34,200,000	$16,700,000	$32,600,000	$16,800,000	$2,200,000	$102,500,000
Trade names	10 years	1,800,000	2,600,000	4,300,000	2,400,000	1,300,000	12,400,000
Total		$36,000,000	$19,300,000	$36,900,000	$19,200,000	$3,500,000	$114,900,000

The Combinations resulted in $140,103,200 of goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of the types of acquisitions the Company engaged in 2024, asset, stock acquisitions, and stock acquisitions with the 338(h)(10) election made, the Company expects approximately $120.4 million of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. At December 31, 2024, the values are substantially complete with the exception of identifiable other intangible assets, property, income taxes and goodwill which remain open pending final review and valuations. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. The Company recorded remeasurement adjustments of the Founding Companies as indicated in the respective entity table columns above.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Earn-out liability

As part of the Company’s acquisition of Deluxe, the purchase price consideration included an earn-out provision which provided that the Company would make earn-out payments, fifty percent (50%) in cash and fifty percent (50%) in shares of common stock, to Deluxe under certain terms and conditions related to Deluxe Auto’s EBITDA for the period commencing on January 1, 2024 and ending December 31, 2024. The earn-out liability associated with the Deluxe Business Combination was remeasured in the period ending September 30, 2024 based upon the best and most available information that exists as of the balance sheet date concluding the probability of the payment was remote and therefore the Company recorded a gain of $3,095,114 in the consolidated statements of operations. The earn-out liability expired December 31, 2024 with the Company owing no amounts under the agreement.

Auto Transport Group Acquisition

On August 8, 2024, PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Auto Transport Group, LC, (“ATG”) pursuant to which the Company acquired all of the outstanding equity of ATG to expand the Company’s geographic presence and services offered. ATG provides vehicle transportation and shipping services in the Mountain Western region. The transaction closed on August 15, 2024. The acquisition was accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc was the accounting acquirer, and the Company elected to apply pushdown accounting. The table below presents the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of ATG based on the respective fair values as of August 15, 2024 as well as the measurement period adjustments recorded as of December 31, 2024:

	Acquisition Date Amounts Recognized	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$28,938,295	$-	$28,938,295
Stock consideration issued	20,542,136	-	20,542,136
Total purchase price	49,480,431	-	49,480,431

Allocation of purchase price
Cash and cash equivalents	472,862	-	472,862
Accounts receivable	3,339,052	-	3,339,052
Prepaid expenses and other current assets	704,396	-	704,396
Property and equipment	11,724,000	-	11,724,000
Operating right-of-use asset	297,050	-	297,050
Net investment in leases	521,901	-	521,901
Deposits	16,355	-	16,355
Intangible assets	23,300,000	-	23,300,000
Accounts payable	(1,134,536)	-	(1,134,536)
Accrued liabilities	(296,229)	(4,352)	(300,581)
Operating lease liabilities	(297,050)	-	(297,050)
Long-term debt	(4,700,710)	-	(4,700,710)
Deferred Tax Liability	(7,129,446)	(1,926,791)	(9,056,237)
Fair value of net assets acquired	$26,817,645	$(1,931,143)	$24,886,502
Goodwill	$22,662,786	$1,931,143	$24,593,929

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

The Company recognized intangible assets as follows:

	Useful Life	Auto Transport Group
Customer relationships	15 years	$22,200,000
Trade names	10 years	1,100,000
Total		$23,300,000

The acquisition of ATG resulted in $24,593,929 goodwill, consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition the Company engaged in 2024, no portion of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. At December 31, 2024, the values are substantially complete with the exception of identifiable other intangible assets, property, income taxes and goodwill which remain open pending final review and valuations. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. The Company recorded remeasurement adjustments of the ATG Goodwill, Deferred Tax Liability and Accrued Liabilities as indicated in the respective entity table columns above.

Utah Truck & Trailer Acquisition

On November 1, 2024, PAL Stock Acquiror, Inc. purchased Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah. The Company purchased UTT for $4,515,004 in an all-cash transaction to expand the Company’s ability to maintain its revenue generating fleet in the Western region of the country. In connection with this acquisition, the Company recognized $155,458 in net tangible assets and $4,359,546 in Goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition the Company engaged in 2024, the Company expects all of the goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Unaudited Proforma and Revenue and Earnings of Acquirees from Acquisition Date through December 31, 2024

The amounts shown below reflect the unaudited proforma summary combined financial results of the five Founding Companies, ATG, and UTT for the full twelve-month periods presented without any pro forma adjustments that would give effect to the completion of the IPO or any related transaction expenses or adjustments recognized as a result of the IPO and concurrent Combinations. The results of Proficient (acquiror entity) are included in the year ended December 31, 2024; however, they reflect only those operating expenses incurred following the closing of the IPO and concurrent Combinations (May 13 – December 31, 2024). There are no comparative expenses of Proficient during the year ended December 31, 2023.

	Unaudited Proforma
	Year Ended December 31,
	2024	2023	2022
Total operating revenue	$388,761,808	$418,267,000	$406,602,017
Total operating income	$10,943,431	$32,237,999	$29,242,841

Total Operating revenue and Operating income of acquirees of the five Founding Companies, ATG, and UTT incorporated within the consolidated financial results of Proficient (acquiror entity) since their acquisition dates comprise the following:

Successor
December 31,
2024
Total Operating Revenue	$240,854,527
Total Operating Income	$8,086,898

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 4 — Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Prepaid Insurance	$7,878,950	$1,795,218
Other Current Assets	2,181,219	973,787
	$10,060,169	$2,769,005

Note 5 — Goodwill

The changes in the carrying amount of goodwill and allocation to reportable segment are as follows:

	Company Drivers	Brokered	Consolidated
Balance – December 31, 2023	$-	$-	$-
Additions	87,434,455	81,622,220	169,056,675
Balance – December 31, 2024	$87,434,455	$81,622,220	$169,056,675

Note 6 — Intangible assets, net

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$124,700,000	$(4,882,778)	$119,817,222
Trade names	13,500,000	(826,582)	12,673,418
Total	$138,200,000	$(5,709,360)	$132,490,640

There were no intangible assets, accumulated amortization or amortization expense prior to the Founding Companies acquisitions in May 2024 as discussed in Note 3 above. In the year ended December 31, 2024, amortization expense was $4,882,778 for Customer relationships and $826,582 for Trade names. Amortization expense related to finite lived intangible assets is included in intangible amortization expenses in the consolidated statement of operations.

As of December 31, 2024, the expected amortization expense associated with the Company’s identifiable intangible assets with estimable useful lives over the next five years was as follows:

2025	$9,663,333
2026	9,663,333
2027	9,663,333
2028	9,663,333
2029	9,663,333
Thereafter	84,173,975
Total	$132,490,640

As of December 31, 2024, the weighted average amortization period for all intangible assets was 13.9 years, with 14.3 years for Customer relationships and 9.3 years for Trade names.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 7 — Property and equipment

Property and equipment, net of accumulated depreciation, consists of the following

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Land	$2,220,000	$417,909
Buildings and improvements	1,667,565	1,258,919
Furniture and equipment	403,920	180,363
Machinery and equipment	1,171,785	301,960
Software and computer equipment	844,410	788,664
Transportation equipment	131,870,528	31,262,068
	138,178,208	34,209,883
Less accumulated amortization and depreciation	(15,541,572)	(16,211,133)
Property and equipment, net	$122,636,636	$17,998,750

The Company recorded a gain on the disposal of equipment of $149,683, $235,081, $173,859, and $47,847 in the consolidated statements of operations for the year ended December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the year ended December 31, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor), respectively.

Note 8 — Accrued liabilities

Accrued liabilities consist of the following:

	Successor	Predecessor
	December 31,	December 31,
	2024	2023
Claims, insurance and litigation reserves	$5,721,891	$2,209,173
Accrued purchased transportation	3,149,849	2,111,527
Deferred leased to purchase payments	4,578,301	348,134
Salaries, wages and benefits	2,888,204	700,349
Owner Operator Deposits	2,315,214	-
Customer Deposits	-	444,421
Other accrued expenses	3,173,060	1,989,755
Accrued liabilities	$21,826,519	$7,803,359

Accrued purchased transportation represents obligations to external carriers, including subhauler expenses, outside carrier and driver expenses, and in-transit purchased transport. Owner-operator deposits consist of truck escrow payments and damage repair fund. Other accrued expenses primarily include costs incurred but not yet invoiced, and estimates for property, sales and other taxes.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 9 — Income taxes

Deferred income tax assets and liabilities consist of the following as of December 31:

	Successor	Predecessor
	December 31,	December 31,
	2024	2023
Deferred tax assets:
Accrued Liabilities	$450,984	$356,298
Accounts Receivable and other Reserves	653,752	145,995
Operating Lease Liabilities	2,743,518	—
NOL and other tax attributes	7,160,150	—
Deductible Goodwill	9,256,955	—
Stock Compensation	912,337	—
Other Deferred Assets	1,086,422	—
Total deferred tax asset	$22,264,118	$502,293

Deferred tax liabilities:
Prepaid Expenses	$(2,381,137)	$(41,143)
Property and equipment, net	(28,734,778)	(2,744,983)
Intangibles, net	(33,720,352)	—
Other deferred liabilities	(65,930)	—
Total deferred tax liability	$(64,902,197)	$(2,786,126)

Net deferred tax liability	$(42,638,079)	$(2,283,833)

The Company has a Federal Net Operating Loss (NOL) of $11.2 million at December 31, 2024 and acquired Federal NOL of $14.2 million from the Predecessor. The net operating losses relate to years after 2017 and are not subject to expiration.  The acquired NOL is subject to limitation on use under IRC 382.  However, based on the calculations, the cumulative limitation applicable for 2025 and forward would allow for unrestricted use as needed in future periods.

There are accompanying State jurisdiction NOLs that vary in amount and carryforward period from the Federal NOL discussion above.  There are also State level applications of IRC 382 in certain jurisdictions.  In general, there is approximately $11.1 M of gross State NOLs from the current period and $10.6M of acquired NOLs from Predecessor that are subject to expiration between 15- and 20-year periods depending upon the State jurisdiction.  Additionally, many states have legislated an annual limitation on use in addition to any IRC 382 considerations.

Income tax expense consists of the following:

	Successor	Predecessor
	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Current income taxes:
Federal	$—	$(2,741,786)	$1,136,505	$1,315,090
State	137,178	88,653	249,571	165,562
Total current income taxes	137,178	(2,653,133)	1,386,076	1,480,652

Deferred income taxes:
Federal	(785,648)	(2,891,551)	769,530	1,592,900
State	(596,914)	(805,958)	88,011	57,412
Total deferred income taxes (benefit)	(1,382,562)	(3,697,509)	857,541	1,650,312
Total income tax expense	$(1,245,384)	$(6,350,642)	$2,243,617	$3,130,964

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	Successor	Predecessor
	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022
Federal (benefit) tax at statutory rate (21%)	$(2,041,337)	$(4,564,417)	$1,973,955	$2,841,317
State taxes, net of federal benefit	(476,051)	(574,715)	284,762	219,563
Change in effective income tax rate				39,033
Permanent differences to return[1]	1,272,004	149,456	18,432	30,660
Other Discrete	—	(1,360,966)	(33,532)	391
Total income tax (benefit) expense	$(1,245,384)	$(6,350,642)	$2,243,617	$3,130,964

(1)	For the period twelve months ending December 31, 2024, stock-based compensation deduction limitation accounts for $1.2 million of the permanent item above.

The Founding Companies’ tax years 2019 and forward remain subject to examination by federal and state jurisdictions. The Founding Companies are not currently under an IRS examination as  of the date these financials were available to be issued.

The Company has no uncertain tax positions.

Note 10 — Line of credit

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

In June 2024, Proficient Transport entered into a revolving line of credit agreement with a financial institution which provides for borrowing up to $12,000,000 subject to a borrowing base calculation of Qualified Accounts Receivable. Interest is payable monthly at the Prime Rate but no less than 3% annum. Borrowings against the line of credit are secured by all of Proficient Transport’s assets and matures in June 2026, when all accrued interest and unpaid principal is due. This line of credit was repaid and terminated on November 8, 2024. At the time of termination, the revolving line of credit had an outstanding balance of $9,514,907 including interest.

In May 2024, Deluxe entered into a line of credit agreement with a bank. Under this agreement, Deluxe, or any of its subsidiaries or affiliates, may request the issuance of letters of credit by the bank or any bank affiliate, subject to the bank’s approval and the terms of the agreement. The agreement established a credit facility (the “Facility”) with a maximum borrowing base of $6,000,000. In May 2024, the agreement was amended and extended to August 2024. The line of credit was paid off and terminated on August 8, 2024.

On November 8, 2024, Proficient entered into a credit facility with a commercial bank that includes up to $25 million in term debt and up to another $20 million in a revolving line of credit with a maturity date of November 8, 2029. The term debt portion bears interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.50%, with interest only payments for the first six months and the balance at the end of six months with principal amortizing over the ensuing five years with 60 monthly payments. Drawn balances from the revolving line of credit bear interest at SOFR, plus 2.20%, with all principal and interest to be repaid at the end of five years. The amount available to be drawn from the line of credit at any point in time is based on a percentage of consolidated accounts receivable and inventory reported by Proficient and its subsidiaries subject to certain conditions, including limitations on the ageing of invoices over 90 days, and maximum customer concentration. The amount available to be drawn under the line of credit was $13 million on December 31, 2024. At December 31, 2024, there was $7,000,000 outstanding on the revolving line of credit. The term debt includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA), both measured quarterly starting from March 2025. Collateral for the facility includes Accounts Receivable balances owed to the Company, and truck maintenance inventory. Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. Balances outstanding on the term debt are included in the Long-term debt, less current portion caption on the consolidated balance sheets.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 11 — Long-term debt

Long-term debt consists of the following:

Predecessor

December 31, 2023
Equipment notes payable to financial institutions, requiring monthly principal and interest payments totaling $43,359. The notes bear interest ranging from 4.99% to 9.32%, mature between November 2024 November 2026 and are secured by the Company’s transportation equipment.	$991,676

Note payable to a financial institution requiring monthly principal and interest payment of $6,751 and a balloon payment at maturity, bears interest at 6%, maturing December 2025. The note is secured by a mortgage on real property.	693,836

Equipment notes payable to a financial institution, requiring monthly principal and interest payments totaling $128,733. One note payable was used to refinance existing capital lease obligations in 2022. The notes bear interest ranging from 3.95% to 6.80%, mature between June 2024 and December 2028, and are secured by transportation equipment.	4,966,298
6,651,810
Less: unamortized debt issuance costs	(16,633)
Less: current maturities	(1,599,699)
Total long-term debt	$5,035,478

Successor

December 31,
2024
Equipment and vehicle notes payable to financial institutions, requiring monthly principal and interest payments totaling $1,909,332. The notes bear interest ranging from 1.9% to 13.0%, mature between January 2025 to December 2030 and are secured by the Company’s transportation equipment and vehicles.	$59,740,532

Term Loan payable to Pinnacle Bank, requiring principal payments of $266,667 per month commencing June 2025. The notes bear interest at SOFR (Currently 4.49%) +2.5% margin per month and mature April 2031.[1]	16,000,000
75,740,532
Less: unamortized debt issuance costs	(350,718)
Less: current maturities	(19,052,903)
Total long-term debt	$56,336,911

(1)	The Term Loan and Line of Credit includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA), both measured quarterly starting from March 2025.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Future maturities of long-term debt are as follows:

For the years ending December 31:
2025	$19,122,009
2026	15,960,020
2027	14,367,985
2028	12,362,183
2029 and	10,066,705
Thereafter	3,861,630
Total	$75,740,532

The Company capitalized debt issuance costs of $386,825 during the period ended December 31, 2024 (Successor) and none in the period December 31, 2023 (Predecessor), respectively. Amortization expense related to the debt issuance costs totaled $92,559, $4,795, $13,115, and $38,392 for period ended December 31, 2024 (Successor), for the for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period ended December 31, 2023 (Predecessor), and for the period ended December 31, 2022 (Predecessor), respectively, and was recorded within interest expense on the consolidated statements of operations.

As of December 31, 2024 and 2023, the assets that are pledged as collateral related to our debt obligations are $69,620,421 and $7,467,232, respectively and were recorded within property and equipment, net on the consolidated balance sheet.

Note 12 — Leases

Lessee — The Company leases real estate and transportation-related equipment under operating and finance leases. The real estate operating leases, which generally have fixed payments with expiration dates ranging from one to three years and primarily include office buildings and trailers. The operating leases and finance leases for equipment generally have fixed payments with expiration dates ranging from four to six years and include transportation equipment, such as trucks and trailers. The Company’s leases can include an option to extend the lease, or to terminate the lease early, which may include a termination penalty. The Company includes these options to extend or terminate the lease in the lease term when the Company is reasonably certain to exercise these options. The Company has leases with related parties – see discussion at Note 17 Related party transactions.

The Company has certain leases which have initial terms of twelve months or less (“short-term leases”). The Company elected to exclude these leases from recognition, and these leases have not been included in the Company’s recognized ROU assets and operating lease liabilities. The Company records rent expense related to the short-term leases within general, selling, and other operating expense on the consolidated statements of operations.

The following table presents certain information related to lease costs for finance and operating leases as of:

	Successor	Predecessor
	December 31, 2024	Period from January 1, 2024 to May 12, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$1,506,424	$27,951	$28,918	$177,742
Finance lease costs:
Amortization of finance lease assets	20,671	160,032	483,731	483,731
Interest on lease liabilities	3,362	132,062	201,072	323,420
Short-term lease costs	577,265	99,533	145,923	177,066
Total lease costs	$2,107,722	$419,578	$859,644	$1,161,959

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

As of December 31, 2024 (Successor) and December 31, 2023 (Predecessor), the weighted-average discount rate for operating leases was 6.88% and 0.86%, respectively. The weighted-average remaining lease term as of December 31, 2024 (Successor) and December 31, 2023 (Predecessor), was 7.2 years and less than a year respectively. As of December 31, 2024 (Successor) and December 31, 2023 (Predecessor), the weighted-average discount rate for finance leases was 12.08% and 9.26%, respectively and the weighted-average remaining lease term was 1.05 years and 1.07 years, respectively.

As of December 31, 2024, future maturities of the lease liabilities were as follows:

	Operating leases	Finance leases
For the year ending December 31:
2025	$2,517,743	$96,134
2026	1,885,483	8,011
2027	1,515,781	-
2028	1,569,744	-
2029	1,501,591	-
Thereafter	5,285,602	-
Total undiscounted cash flows	14,275,944	104,145
Less: present value factor	(3,191,740)	(6,618)
Total lease liabilities	11,084,204	97,527
Less: current portion –	(1,825,970)	(89,184)
Total long-term lease liabilities	$9,258,234	$8,343

As of December 31, 2024 and 2023, the right-of-use assets net book value related to the Company’s finance lease obligations totaled $201,501 and $3,535,854, respectively, and were recorded within property and equipment, net on the consolidated balance sheet.

Lessor — The Company finances various types of transportation-related equipment to independent third parties under lease contracts which are generally for a term of one to eight years and contain an option for the lessee to return or purchase the equipment at a bargain purchase price. The Company classifies these leases as a sales-type lease. The Company assesses a third party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third party or similar third parties. For those leases classified as sales-type leases where collectability is not probable at lease commencement, the Company does not derecognize the underlying asset, and the payments received for these leases are recorded as deposit liabilities. Deposit liabilities of $4,578,301 and $348,134 were reported in accrued liabilities on the consolidated balance sheet as of December 31, 2024 (Successor) and December 31, 2023 (Predecessor), respectively. The determination of collectability is an ongoing assessment, at the time that collectability is determined probable, including in instances where a lease is terminated where collectability is determined probable, the liability and assets will be derecognized with a corresponding earnings recognition.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $441,177 and $35,055 are reported as net investment in leases on the consolidated balance sheet as of December 31, 2024 (Successor) and December 31, 2023 (Predecessor), respectively.

For the period ended December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period ended December 31, 2023 (Predecessor), and for the period December 31, 2022 (Predecessor), the Company recorded sales-type lease revenue of $887,357, $196,814, $25,000, and $60,094, respectively, within operating revenue on the consolidated statement of operations.

For the period ended December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period December 31, 2023 (Predecessor), and for the period December 31, 2022 (Predecessor), the Company recorded interest income of $24,466, $0, $2,488, and $3,488, respectively, within interest expense, net on the consolidated statements of operations.

As of December 31, 2024, future minimum lease payments expected to be collected were as follows:

For the year ending December 31:
2025	$303,771
2026	157,755
2027	29,880
Total undiscounted cash payments	491,406
Less: present value factor	(49,629)
Total net investment in lease	441,777
Less: current portion	266,447
Total net investment in lease, less current portion	$175,330

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 13 — Stockholders’ Equity (Deficit) and Preferred Stock

Series A preferred stock (Predecessor)

Proficient Transport was authorized to issue 10,000,000 shares of Series A preferred stock, with a par value of $0.01 per share. The holders of Series A preferred stock were entitled to vote as common shareholders and had certain liquidation preferences to every other class or series of stock. The Series A preferred stock was redeemable at the option of the Series A preferred stockholders at the greater of the fair market value of the Series A preferred stock at the date of redemption or a value determined using a discounted cash flow model, as defined. The Series A preferred stock was converted to shares of common stock of the Company in connection with the IPO and business combinations (Note 3) on May 13, 2024.

The Series A preferred stock earned a cumulative preferred return equal to 8% per annum on the sum of $1.00 per share invested plus accrued and unpaid Series A returns. The Series A returns accrue on a quarterly basis and will be fully cumulative, whether or not declared by Proficient Transport’s Board of Directors.

Since the holder of the Series A preferred stock has the option to redeem their shares at any time, the Series A preferred stock is considered contingently redeemable, and accordingly, is classified as mezzanine equity on the consolidated balance sheet as of December 31, 2023.

The Series A preferred stock is recorded at its redemption value of $8,880,672 as of December 31, 2023. The accumulated but undistributed preferred returns were $0 and $5,813,749 as of December 31, 2024 and 2023, respectively.

Activity related to the Series A preferred stock is as follows:

Balance as of December 31, 2021	$11,948,178
Accrued and unpaid dividend	984,914
Balance as of December 31, 2022	$12,933,092
Accrued and unpaid dividend	947,580
Dividend Paid	(5,000,000)
Balance as of December 31, 2023	$8,880,672
Accrued and unpaid dividend	177,752
Balance as of March 31, 2024	9,058,424
Accrued and unpaid dividend	82,774
Balance as of May 12, 2024	$9,141,198

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

The Company issued 6,888,128 shares of its common stock to the Founding Companies in connection with the Combinations and 1,069,346, common shares to the ATG Sellers. Please see Note 3 for additional information.

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

Note 14 — Stock-based compensation

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

If an employee terminates employment with the Company prior to awards vesting, the unvested awards are forfeited, and the historical compensation expense is reversed in the period of termination.

Shares subject to stock awards granted under the 2024 Plan that expire or terminate do not reduce the number of shares available for issuance under the 2024 Plan. Additionally, shares become available for future grants under the 2024 Plan if they were stock awards issued under the 2024 Plan, and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award. At December 31, 2024, there were 1,043,656 remaining shares available to be issued under the 2024 Plan.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Restricted Stock Units (Successor)

Total compensation expense related to these restricted stock awards was $8.8 million for the year ended December 31, 2024, respectively. As of December 31, 2024, there was a total of $16,221,092 of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next four years. The fair value of restricted stock awards are valued at the closing price of the Company’s common stock on the date of grant.

A summary of all restricted stock/units outstanding as of December 31, 2024 and activity during the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2023	-		$-
Granted	1,827,969	$15.04	27,493,913
Vested	(404,177)	$15.00	(6,062,655)
Canceled/Forfeited	(159,333)	$15.00	(2,389,995)
Outstanding, December 31, 2024	1,264,459	$15.06	$19,041,263	3.72

Phantom Stock Plan (Predecessor) — In June 2018, Proficient Transport granted a phantom stock award of 565,463 units (the “Units”), of which 188,488 Units vested immediately, to a member of the Board of Directors of Proficient Transport. The remaining 376,975 Units vested in connection with the business combination (Note 3) on May 13, 2024.

Note 15 — Segment reporting

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

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

The following table summarizes information about our reportable segments:

Successor

Year ended December 31, 2024	Company Drivers	Brokered	Total
Revenue
Revenue, before fuel surcharge	$80,364,399	$141,690,607	$222,055,006
Fuel surcharge and other reimbursements	5,907,191	10,395,695	16,302,886
Other Revenue	995,507	513,711	1,509,218
Lease Revenue	-	987,417	987,417
Segment Revenue	$87,267,097	$153,587,430	$240,854,527
Total consolidated			$240,854,527
Less:
Salaries, wages and benefits	30,842,256	11,903,783	42,746,039
Fuel and fuel taxes	16,128,862	-	16,128,862
Purchased transportation	-	119,908,760	119,908,760
Truck expenses	12,952,229	-	12,952,229
Depreciation	11,282,400	4,411,237	15,693,637
Other segment items(1)	10,582,496	9,046,245	19,628,741
Segment Operating profit/(loss)	$5,478,854	$8,317,405	$13,796,259
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(21,688,800)
Interest Expense			(4,007,661)
Acquisition Costs			(1,226,915)
Earn Out Contingency Gain / Loss			3,095,114
Other Income, net			311,351
Income Before Income Taxes			$(9,720,652)

Other Segment Disclosures:
Depreciation and amortization(3)	$11,282,400	$4,411,237	$15,693,637
Intangible amortization(2)			5,714,748
Consolidated Depreciation and Amortization			$21,408,385

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.
(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $2,894,687 in Salaries, wages and benefits, $8,883,142 in Stock Based Compensation, $5,388 in Depreciation and amortization, $5,709,360 in Intangible Amortization, $757,028 in Insurance Premiums and Claims, and $3,439,195 in General Selling, and other Operating expenses.
(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Predecessor
For the period from January 1 to May 12, 2024	Company Drivers	Brokered	Total
Revenue
Revenue, before fuel surcharge	$6,749,129	$32,198,658	$38,947,787
Fuel surcharge and other reimbursements	819,998	1,253,089	2,073,087
Other Revenue	-	-	-
Lease Revenue	-	196,814	196,814
Segment Revenue	$7,569,127	$33,648,561	$41,217,688
Total consolidated			$41,217,688
Less:
Salaries, wages and benefits	5,328,667	22,155,104	27,483,771
Fuel and fuel taxes	1,119,549	-	1,119,549
Purchased transportation	-	25,995,763	25,995,763
Truck expenses	1,886,793	-	1,886,793
Depreciation & Amortization	872,783	62,205	934,988
Other segment items(1)	986,536	3,830,253	4,816,789
Segment Operating profit/(loss)	$(2,625,201)	$(18,394,764)	$(21,019,965)
Reconciliation of segment operating profit to income before income taxes:
Interest Expense			(717,431)
Other Income, net			2,078
Income Before Income Taxes			$(21,735,318)

Other Segment Disclosures:
Depreciation and amortization(3)	$872,783	$62,205	$934,988
Consolidated Depreciation and Amortization			$934,988

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.
(2)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Predecessor
Year ended December 31, 2023	Company Drivers	Brokered	Total
Revenue
Revenue, before fuel surcharge	$38,475,802	$87,961,558	$126,437,360
Fuel surcharge and other reimbursements	4,927,753	4,390,880	9,318,633
Other Revenue	-	-	-
Lease Revenue		-	-
Segment Revenue	$43,403,555	$92,352,438	$135,755,993
Total consolidated			$135,755,993
Less:
Salaries, wages and benefits	14,410,374	6,025,092	20,435,466
Fuel and fuel taxes	4,461,319	-	4,461,319
Purchased transportation	11,326,888	72,516,409	83,843,297
Truck expenses	7,038,979	(316)	7,038,663
Depreciation	2,347,084	176,887	2,523,971
Other segment items(1)	3,529,522	3,570,301	7,099,823
Segment Operating profit/(loss)	$289,389	$10,064,065	$10,353,454
Reconciliation of segment operating profit to income before income taxes:
Interest Expense			(953,667)
Income Before Income Taxes			$9,399,787

Other Segment Disclosures:
Depreciation and amortization(3)	$2,347,084	$176,887	$2,523,971
Consolidated Depreciation and Amortization			$2,523,971

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.
(2)	General, selling, and other operating expenses not attributable to operating segments. These amounts relate to corporate overhead and other activities not attributable to a reporting segment.
(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Predecessor
Year ended December 31, 2022	Company Drivers	Brokered	Total
Revenue
Revenue, before fuel surcharge	$33,268,483	$82,840,382	$116,108,865
Fuel surcharge and other reimbursements	6,297,435	7,753,774	14,051,209
Other Revenue	-	-	-
Lease Revenue		-	-
Segment Revenue	$39,565,918	$90,594,156	$130,160,074
Total consolidated			$130,160,074
Less:
Salaries, wages and benefits	15,915,240	6,978,081	22,893,321
Fuel and fuel taxes	7,213,180	-	7,213,180
Purchased transportation	-	70,337,687	70,337,687
Truck expenses	7,057,649	6,328	7,063,977
Depreciation	2,230,791	58,235	2,289,026
Other segment items(1)	3,834,880	1,834,412	5,669,292
Segment Operating profit/(loss)	$3,314,178	$11,379,413	$14,693,591
Reconciliation of segment operating profit to income before income taxes:
Interest Expense			(1,163,508)
Income Before Income Taxes			$13,530,083

Other Segment Disclosures:
Depreciation and amortization(3)	$2,230,791	$58,235	$2,289,026
Consolidated Depreciation and Amortization			$2,289,026

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	General, selling, and other operating expenses not attributable to operating segments. These amounts relate to corporate overhead and other activities not attributable to a reporting segment.

(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Assets and other balance sheet information are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Significant segment expenses listed above include Salaries, wages and benefits, Fuel and fuel taxes, Purchased transportation, Truck Expenses, Depreciation and Intangible Amortization, and the CODM monitors these expenses as part of assessing the efficiency and performance of the Company Drivers and Brokered Segments.

Note 16 — Loss per share

Basic loss per share is based upon the weighted average common shares outstanding during each year. Diluted loss per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the period ended December 31, 2024, the Company had outstanding restricted shares of common stock to certain of our employees and directors, under the Company’s restricted stock award plans. The diluted shares include the dilutive effect of restricted stock units based on the treasury stock method.

A reconciliation of the numerator (net loss) and denominator (weighted average number of shares outstanding of the basic loss per share) for the period ended December 31, 2024 and is as follows:

December 31, 2024
Numerator:
Net Loss	$(8,475,268)

Denominator:
Weighted-Average Number of Shares of Common Stock	17,937,853
Basic Loss per Share	$(0.47)

The Company excluded 1,264,459 of unvested RSU’s from the computation of weighted-average number of shares of common stock in computing the diluted loss per share for the periods presented because including them would have had an anti-dilutive effect for the period ended December 31, 2024.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 17 — Related Party Transactions

The Company has entered into related party transactions with entities associated with, and under control of, the selling owners of Founding Companies and other businesses acquired by the Company (see Note 3). Management believes these transactions were conducted on terms equivalent to those prevailing in an arm’s-length transaction. See below for a description of transactions with related parties.

Leases from Related Parties

Certain officers, employees of the Company, and selling owners of Founding companies are lessors of real property to the company for Office space. Total Lease liability and rent paid at December 31, 2024 (Successor) was $10,813,041 and $1,461,661, respectively. We had no related party leases for the Predecessor for the period January 1, 2024 to May 12, 2024, the period ending December 31, 2023, or the period ending December 31, 2022:

The following table is a schedule of future payments at December 31, 2024:

2025	$2,441,006
2026	1,808,746
2027	1,439,044
2028	1,493,007
2029 and thereafter	6,787,192
Total undiscounted cash payments	13,968,995

Other Transactions with Related Parties

At December 31, 2024, we had debt with a related party of $1,073,635 recorded on our consolidated balance sheet. The debt bears an interest rate of 6% and matures in April 2028. Our recurring monthly principal and interest payments are $29,681.

In agreement with our Deluxe purchase price agreement, we have agreed to pay the sellers the collateral insurance deposit of $2,241,923 associated with their cargo captive once returned from the insurance provider. This amount is expected to be received in 2026 and is long term liabilities on the consolidated balance sheet.

Note 18 — Commitments and contingencies

The Company is involved in certain claims and pending litigation primarily arising in the normal course of business. The majority of these claims relate to workers compensation, auto collision and liability, and physical and cargo damage. The Company expenses legal fees as incurred and accrues for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. It is at least reasonably possible that the effect on the financial statements of significant estimates involving contingencies will change within one year of the date of the financial statements due to one or more future confirming events. If such changes occur, they could be material to the financial statements. The Company has disclosed all significant estimates and assumptions that could potentially be affected by future confirming events.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

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

In August 2023, all parties reached an agreement on material settlement terms and signed a Memorandum of Understanding pursuant to which the defined class would be paid approximately $4,000,000 pending approval of a long-term settlement agreement currently in process. On October 16, 2024, the court signed and entered the final approval order for the class action for $3,947,725, which the Company paid on November 20, 2024. An indemnity escrow established at the time of the Combinations included amounts to cover this liability.

Former Employee Class Action

In May 2024, a former employee filed claim against Deluxe Auto Carriers, Inc., in Riverside County Superior Court in California. The putative class alleges that Deluxe failed to pay for meal and rest periods for time worked, off the clock work, overtime, business expenses, itemized wage statements, among other things. The Company is still evaluating this contingency and has included its best estimate of potential liability within accrued liabilities on the consolidated balance sheet as of December 31, 2024. We believe we are entitled to indemnification from the sellers of Deluxe for the potential liability relating to this contingency.

Delinquent Filings with Department of Labor

Deluxe Auto Carriers, Inc. was delinquent in its filings with the Department of Labor (DOL) with respect to its Retirement Plan Information Returns for plan years 2019 through 2022. As of December 31, 2024, all delinquent filings had been made. These delinquencies could result in penalties and interest from the DOL and the Internal Revenue Service (IRS). We have not received any notices from the DOL or the IRS regarding the delinquent filings, therefore, the Company does not have a reasonable estimate for any additional potential penalties or interest. We believe we are entitled to indemnification from the sellers of Deluxe for the potential liability relating to this contingency.

Note 19 — Subsequent events

During the first quarter of 2025, market conditions and other competitive pressures resulted in the cessation of business by one of the Company’s largest competitors. The immediate result of this development has been a redistribution among market participants of a significant amount of OEM contract business. New contract business in place at Proficient is representative of the Company’s overall market share and is expected to ramp up over the remainder of 2025.