Form 10-Q
period 2025-03-31
Proficient Auto Logistics, Inc
filed 2025-05-14
CIK 1998768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The registrant had 27,069,114 shares of common stock outstanding at May 12, 2025.

Index

Page
PART I - FINANCIAL INFORMATION:
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Proficient Auto Logistics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) (Successor) and December 31, 2024	1
Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 (Successor), the three months ended March 31, 2024 (Successor) and the three months ended March 31, 2024 (Predecessor) (unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2025 (Successor), the three months ended March 31, 2024 (Successor) and the three months ended March 31, 2024 (Predecessor) (unaudited)	3
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 (Successor), the three months ended March 31, 2024 (Successor) and the three months ended March 31, 2024 (Predecessor) (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION:	40
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Mine Safety Disclosures	40
Item 5. Other Information	40
Item 6. Exhibits	41

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

For accounting and reporting purposes, Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company (as defined below). The Successor financial information presented herein includes results of operations for the period ended March 31, 2025 from the acquired businesses as well as expenses from the acquiring entity. As a result, the unaudited condensed consolidated financial statements as of, and for the three months ended, March 31, 2024 for Proficient (Successor) and the three months ended March 31, 2024 for Proficient Transport (Predecessor) are included in this Quarterly Report on Form 10-Q. The Company is not required to provide, and this Quarterly Report on Form 10-Q does not contain, pro forma financial data giving effect to the completion of the Combinations and the completion of the IPO and the use of the proceeds therefrom. However, the Company is providing summary unaudited combined financial information for the three months ended March 31, 2024. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Summary Unaudited Combined Financial Information.” The summary of unaudited combined financial information has been prepared by, and are the responsibility of, Proficient’s and the Founding Companies’ management. The unaudited consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2024 is derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company’s interim financial position, results of operations and cash flows. All adjustments are of a recurring nature unless otherwise disclosed herein.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Proficient” refers to the successor company, Proficient Auto Logistics, Inc., both prior to the Combinations, and to Proficient Auto Logistics, Inc. and its subsidiaries after giving effect to the Combinations.

ii

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	Successor
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,910,825	$15,398,714
Accounts receivable, less allowance for credit losses (2025 - $224,017; 2024 - $134,372)	47,161,777	37,394,656
Net investment in leases, current portion	253,109	266,447
Maintenance supplies	1,438,087	1,356,814
Assets held for sale	10,000	265,900
Income tax receivable	1,897,720	2,944,742
Prepaid expenses and other current assets	7,597,782	10,060,169
Total current assets	69,269,300	67,687,442
Property and equipment, net of accumulated depreciation and amortization (2025 - $21,795,157; 2024 - $15,541,572)	118,785,207	122,636,636
Operating lease right-of-use assets	10,485,577	10,970,536
Net investment in leases, less current portion	121,732	175,330
Deposits	4,792,963	4,676,679
Goodwill	170,900,127	169,056,675
Intangible assets, net of amortization (2025 - $8,125,194; 2024 - $5,709,360)	130,074,810	132,490,640
Other long-term assets	841,179	393,006
Total assets	$505,270,895	$508,086,944

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$12,509,588	$9,829,355
Accrued liabilities	22,750,192	21,826,519
Finance lease liabilities, current portion	76,225	89,184
Operating lease liabilities, current portion	1,869,592	1,825,970
Long-term debt, current portion	18,333,690	19,052,903
Total current liabilities	55,539,287	52,623,931

Long-term liabilities:
Line of credit	8,000,000	7,000,000
Finance lease liabilities, less current portion	—	8,343
Operating lease liabilities, less current portion	8,778,249	9,258,234
Long-term debt, less current portion	52,953,684	56,336,911
Deferred tax liability, net	41,786,905	42,638,079
Other long-term liabilities	2,241,923	2,241,923
Total liabilities	169,300,048	170,107,421

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,069,114 shares issued and outstanding as of March 31, 2025 and December 31, 2024	270,691	270,691
Additional paid in capital	347,939,938	346,756,929
(Accumulated deficit) retained earnings	(12,239,782)	(9,048,097)
Total stockholders’ equity	335,970,847	337,979,523
Total Liabilities and Stockholders’ Equity	$505,270,895	$508,086,944

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor		Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024	Three months ended March 31, 2024
Operating revenue
Revenue, before fuel surcharge	$87,615,128	$—	$26,354,688
Fuel surcharge and other reimbursements	5,427,840	—	1,346,459
Other Revenue	1,305,745	—	—
Lease Revenue	857,308	—	125,445
Total operating revenue	95,206,021	—	27,826,592

Operating Expenses
Salaries, wages and benefits	19,288,103	—	4,487,363
Stock-based compensation	1,183,009	—	—
Fuel and fuel taxes	6,065,255	—	762,922
Purchased transportation	47,208,843	—	17,486,378
Truck expenses	5,849,846	—	1,114,821
Depreciation	6,488,579	—	639,337
Intangible amortization	2,415,830	—	—
Loss (Gain) on sale of equipment	8,781	—	(235,081)
Insurance premiums and claims	4,958,679	—	591,617
General, selling, and other operating expenses	4,101,602	309,878	953,335
Total Operating Expenses	97,568,527	309,878	25,800,692
Operating (loss) income	(2,362,506)	(309,878)	2,025,900
Other income and expense
Interest expense	(1,570,920)	—	(452,390)
Acquisition Costs	(37,102)	—	—
Other income, net	76,222	—	—
Total other expense, net	(1,531,800)	—	(452,390)
(Loss) Income before income taxes	(3,894,306)	(309,878)	1,573,510
Income tax (benefit) expense	(702,621)	—	388,878
Net (loss) income	$(3,191,685)	$(309,878)	$1,184,632

Loss Per Share
Basic & Diluted	$(0.12)	$(0.11)

Weighted Average Shares
Basic & Diluted	27,069,114	2,939,130

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

Successor

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	2,939,130	$29,391	$932,609	$(572,829)	$389,171
Net loss	—	—	—	(309,878)	(309,878)
Balance, March 31, 2024	2,939,130	$29,391	$932,609	$(882,707)	$79,293

Balance, December 31, 2024	27,069,114	$270,691	$346,756,929	$(9,048,097)	$337,979,523
Stock-based compensation	—	—	1,183,009	—	1,183,009
Net loss	—	—	—	(3,191,685)	(3,191,685)
Balance, March 31, 2025	27,069,114	$270,691	$347,939,938	$(12,239,782)	$335,970,847

Predecessor

	Common stock		Retained	Total
	Shares	Amount	earnings	Equity
Balance, December 31, 2023	392,825	$3,928	$7,748,792	$7,752,720
Accrued and unpaid dividends on Series A preferred stock	—	—	(177,752)	(177,752)
Net income	—	—	1,184,632	1,184,632
Balance, March 31, 2024	392,825	$3,928	$8,755,672	$8,759,600

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor		Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024	Three Months ended March 31, 2024
Cash flows from operating activities:
Net (loss) income	$(3,191,685)	$(309,878)	$1,184,632
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:		—
Stock-based compensation	1,183,009	—	—
Provision for credit losses	142,310	—	35,000
Depreciation and amortization expense	8,904,409	—	639,337
Loss (Gain) on sale of equipment	8,781	—	(235,081)
Interest income	(12,396)	—	(213)
Amortization of debt issuance costs	18,914	—	3,279
Deferred income tax expense (benefit)	(851,174)	—	4,706
Operating lease expense	484,959	—	18,733

Change in operating assets and liabilities:
Accounts receivable	(9,909,431)	—	7,039,819
Net investment in leases	79,332	—	8,637
Maintenance supplies	(81,273)	—	32,826
Income tax receivable	(25,130)
Prepaid expenses and other assets	2,602,440	—	618,026
Deposits	(116,284)	—	(12,409)
Accounts payable	3,447,164	1,090,743	(424,382)
Book overdraft	—	—	(891,410)
Accrued liabilities	(614,558)	(1,163,000)	(1,993,447)
Income tax payable	—	—	(666,128)
Operating lease liabilities	(436,363)	—	(18,488)
Net cash flows provided by(used in) operating activities	1,633,024	(382,135)	5,343,437

Cash flows from investing activities:
Proceeds from sale of equipment	251,735	—	252,441
Purchases of property and equipment	(2,641,766)	—	(233,143)
Net cash flows (used in) provided by investing activities	(2,390,031)	—	19,298

Cash flows from financing activities:
Proceeds from line of credit	2,000,000	—	13,265,526
Repayments of line of credit	(1,000,000)	—	(16,715,655)
Repayments of long-term debt	(4,709,580)	—	(398,804)
Repayments of finance lease obligations	(21,302)	—	(106,469)
Net cash flows used in financing activities	(3,730,882)	—	(3,955,402)
Net change in cash	(4,487,889)	(382,135)	1,407,333
Cash and cash equivalents, beginning of period	15,398,714	458,233	4,273
Cash and cash equivalents, end of period	$10,910,825	$76,098	$1,411,606

Supplemental disclosure of cash flow information:		—
Cash paid for interest	$1,558,106	$—	$511,794
Cash paid for taxes	$—	$—	$1,050,000

Noncash investing and financing activity:
Right of use assets obtained in exchange for lease liability	$—	$—	$328,489
Equipment and Services financed through long-term debt	$588,226	$—	$—
Accrued and unpaid dividends	$—	$—	$177,752

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

Proficient is an industry leading specialized freight company focused on providing auto transportation and logistics services. The Company offers a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry, or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage, and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies, to electric vehicle (“EV”) producers, auto dealers, auto auctions, rental car companies, and auto leasing companies. Proficient operates an asset-based Company Drivers service (“Company Drivers”) on behalf of the manufacturers as well as various third-party logistics management companies or brokers. In addition, Proficient provides third party logistics to other transportation companies under an asset-light freight model (“Subhaulers”).

Note 2 — Summary of significant accounting policies

Basis of Presentation — The condensed consolidated financial statements and footnotes have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. The Successor financial information presented herein includes results of operations for the period ended March 31, 2025 and the unaudited condensed consolidated financial statements as of, and for the three months ended, March 31, 2024 for Proficient (Successor) and the three months ended March 31, 2024 for Proficient Transport (Predecessor) are included in this Quarterly Report on Form 10-Q. A black-line between the Successor and Predecessor periods has been placed in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity (Deficit), Condensed Consolidated Statements of Cash Flows and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements in the Successor periods include the impact of push-down accounting with acquisition related costs pushed down to the corresponding reporting entity.

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. The Company reviews accounts receivable on a continuing basis to determine if any receivables are potentially uncollectible. The Company writes off uncollectible receivables based on specifically identified amounts determined to be uncollectible. Based on the information available, the Company recorded an allowance for credit losses of approximately $224,017 and $134,382 at March 31, 2025 and December 31, 2024, respectively. Actual write-offs could differ from management’s estimate.

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

As of March 31, 2025 and December 31, 2024, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value (except for current maturities of long-term debt) due to the short maturities of these instruments. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review.

Segment Reporting — In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on operational results from the services provided by Company Drivers and Subhaulers, which represent the Company’s operating segments for the three months ended March 31, 2025 (Successor), and for the three months ended March 31, 2024 (Predecessor), respectively. The Company’s CODM has been identified to collectively include the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

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

The acquisitions were accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc was the accounting acquirer, and the Company elected to apply pushdown accounting. The tables below present the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of the Founding Companies based on the respective fair values as of May 13, 2024, as well as the measurement period adjustments recorded as of March 31, 2025.

Delta

	Acquisition Date Amounts Recognized as of 12/31/24	Adjustments	Acquisition Date Amounts Recognized, As Adjusted as of March 31, 2025
Purchase consideration
Cash consideration paid	$31,580,792	$-	$31,580,792
Stock consideration issued	32,888,947	-	32,888,947
Total purchase price	$64,469,739	$-	$64,469,739

Allocation of purchase price
Cash and cash equivalents	3,928,792	-	3,928,792
Accounts receivable	3,928,804	-	3,928,804
Prepaid expenses and other current assets	1,218,752	-	1,218,752
Property and equipment	23,068,360	-	23,068,360
Operating right-of-use asset	581,287	-	581,287
Deposits	48,041	-	48,041
Intangible assets	36,000,000	-	36,000,000
Accounts payable	(1,960,184)	-	(1,960,184)
Insurance payable	(1,018,808)	-	(1,018,808)
Operating lease liabilities	(581,286)	-	(581,286)
Long-term debt	(16,854,781)	-	(16,854,781)
Deferred tax liability	(11,447,238)	-	(11,447,238)
Fair value of net assets acquired	$36,911,739	$-	$36,911,739
Goodwill	$27,558,000	$-	$27,558,000

Deluxe

	Acquisition Date Amounts Recognized as of 12/31/24	Adjustments	Acquisition Date Amounts Recognized, As Adjusted as of March 31, 2025
Purchase consideration
Cash consideration paid	$36,634,181	$-	$36,634,181
Stock consideration issued	20,907,990	-	20,907,990
Contingent consideration – earn-out	3,095,114	-	3,095,114 [2]
Total purchase price	$60,637,285	$-	$60,637,285

Allocation of purchase price
Cash and cash equivalents	153,838	-	153,838
Accounts receivable	9,633,217	-	9,633,217
Maintenance supplies	479,012	-	479,012
Prepaid expenses and other current assets	1,309,219	-	1,309,219
Property and equipment	21,609,782	-	21,609,782
Operating right-of-use asset	1,455,919	-	1,455,919
Net investment in leases	27,389	-	27,389
Deposits	2,276,923	-	2,276,923
Intangible assets	19,300,000	-	19,300,000
Accounts payable	(5,313,958)	-	(5,313,958)
Accrued liabilities	(5,641,377)	(771,300)	(6,412,677)
Line of credit	(2,911,720)	-	(2,911,720)
Operating lease liabilities	(1,455,919)	-	(1,455,919)
Long-term debt	(7,113,187)	-	(7,113,187)
Long-term liabilities	(2,241,923)	-	(2,241,923)
Deferred tax liability	(4,714,617)	-	(4,714,617)
Fair value of net assets acquired	$26,852,598	$(771,300)	$26,081,298
Goodwill	$33,784,687	$771,300	$34,555,987

Proficient Transport

	Acquisition Date Amounts Recognized as of 12/31/24	Adjustments	Acquisition Date Amounts Recognized, As Adjusted as of March 31, 2025
Purchase consideration
Cash consideration paid	$82,185,183	$-	$82,185,183
Stock consideration issued	26,575,928	-	26,575,928
Total purchase price	$108,761,111	$-	$108,761,111

Allocation of purchase price
Cash and cash equivalents	2,352,200	-	2,352,200
Accounts receivable	12,000,205	-	12,000,205
Maintenance supplies	517,235	-	517,235
Assets held for sale	74,600	-	74,600
Income Tax Receivable	2,640,127	(1,072,152)	1,567,975
Prepaid expenses and other current assets	1,787,512	-	1,787,512
Property and equipment	18,811,688	-	18,811,688
Operating right-of-use asset	305,163	-	305,163
Net investment in leases	23,813	-	23,813
Deposits	990,688	-	990,688
Other long-term assets	480,170	-	480,170
Intangible assets	36,900,000	-	36,900,000
Accounts payable	(2,379,536)	-	(2,379,536)
Accrued liabilities	(6,688,183)	-	(6,688,183)
Income tax payable	-	-	-
Finance lease liabilities	(151,298)	-	(151,298)
Operating lease liabilities	(305,163)	-	(305,163)
Long-term debt	(5,920,400)	-	(5,920,400)
Deferred tax liability	(9,938,010)	-	(9,938,010)
Fair value of net assets acquired	$51,500,811	$(1,072,152)	$50,428,659
Goodwill	$57,260,300	$1,072,152	$58,332,452

Sierra

	Acquisition Date Amounts Recognized as of 12/31/24	Adjustments	Acquisition Date Amounts Recognized, As Adjusted as of March 31, 2025
Purchase consideration
Cash consideration paid	$17,442,396	$-	$17,442,396
Stock consideration issued	13,949,040	-	13,949,040
Total purchase price	$31,391,436	$-	$31,391,436

Allocation of purchase price
Cash and cash equivalents	2,963,120	-	2,963,120
Accounts receivable	5,270,200	-	5,270,200
Assets held for sale	533,587	-	533,587
Prepaid expenses and other current assets	451,624	-	451,624
Property and equipment	22,618,212	-	22,618,212
Operating right-of-use asset	805,316	-	805,316
Other long-term assets	829,489	-	829,489
Intangible assets	19,200,000	-	19,200,000
Accounts payable	(2,347,239)	-	(2,347,239)
Accrued liabilities	(5,543,557)	-	(5,543,557)
Income Tax Payable	(78,700)		(78,700)
Owner operator deposits	(1,245,163)	-	(1,245,163)
Lease deposits	(349,126)	-	(349,126)
Equipment obligations	(15,113,309)	-	(15,113,309)
Operating lease liabilities	(805,316)	-	(805,316)
Deferred tax liability	(6,867,476)	-	(6,867,476)
Fair value of net assets acquired	$20,321,662	$-	$20,321,662
Goodwill	$11,069,774	$-	$11,069,774

Tribeca

	Acquisition Date Amounts Recognized as of 12/31/24	Adjustments	Acquisition Date Amounts Recognized, As Adjusted as of March 31, 2025
Purchase consideration
Cash consideration paid	$10,685,499	$-	$10,685,499
Stock consideration issued	9,000,055	-	9,000,055
Total purchase price	$19,685,554	$-	$19,685,554
		-
Allocation of purchase price		-
Cash and cash equivalents	1,661,610	-	1,661,610
Accounts receivable	5,597,701	-	5,597,701
Prepaid expenses and other current assets	1,788,257	-	1,788,257
Property and equipment	13,165,118	-	13,165,118
Operating right-of-use asset	8,142,800	-	8,142,800
Deposits	255,422	-	255,422
Intangible assets	3,500,000	-	3,500,000
Accounts payable	(2,938,060)	-	(2,938,060)
Accrued liabilities	(291,618)	-	(291,618)
Operating lease liabilities	(8,142,800)	-	(8,142,800)
Long-term debt	(10,435,842)	-	(10,435,842)
Deferred tax liability	(3,047,473)	-	(3,047,473)
Fair value of net assets acquired	$9,255,115	$-	$9,255,115
Goodwill	$10,430,439	$-	$10,430,439

Total Acquisition Date Amounts Recognized

	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$40,233,554	$82,185,183	$18,763,279	$10,685,499	$183,448,307
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,359,045	9,000,055	102,731,965
Contingent consideration – earn-out	-	3,095,114	-	-	-	3,095,114
Total purchase price	$64,469,739	$64,236,658	$108,761,111	$32,122,324	$19,685,554	$289,275,386

Allocation of purchase price
Fair value of net assets acquired	$41,648,239	$29,585,760	$54,080,535	$22,934,408	$13,598,322	$161,847,264
Goodwill	$22,821,500	$34,650,898	$54,680,576	$9,187,916	$6,087,232	$127,428,122

Total Acquisition Date Amounts Recognized, As Adjusted

	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$36,634,181	$82,185,183	$17,442,396	$10,685,499	$178,528,051
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,949,040	9,000,055	103,321,960
Contingent consideration – earn-out	-	3,095,114	-	-	-	3,095,114
Total purchase price	$64,469,739	$60,637,285	$108,761,111	$31,391,436	$19,685,554	$284,945,125

Allocation of purchase price
Fair value of net assets acquired	$36,911,739	$26,081,298	$50,428,659	$20,321,662	$9,255,115	$142,998,473
Goodwill	$27,558,000	$34,555,987	$58,332,452	$11,069,774	$10,430,439	$141,946,652

The Company recognized intangible assets as follows:

	Useful Life	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Customer relationships	15 years	$34,200,000	$16,700,000	$32,600,000	$16,800,000	$2,200,000	$102,500,000
Trade names	10 years	1,800,000	2,600,000	4,300,000	2,400,000	1,300,000	12,400,000
Total		$36,000,000	$19,300,000	$36,900,000	$19,200,000	$3,500,000	$114,900,000

The Combinations resulted in $141,946,652 of goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of the types of acquisitions the Company engaged in 2024, asset, stock acquisitions, and stock acquisitions with the 338(h)(10) election made, the Company expects approximately $120.4 million of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. At March 31, 2025, the values are substantially complete with the exception of identifiable other intangible assets, property, income taxes and goodwill which remain open pending final review and valuations. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. The Company recorded remeasurement adjustments of the Founding Companies as indicated in the respective entity table columns above.

Auto Transport Group Acquisition

On August 8, 2024, PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Auto Transport Group, LC, (“ATG”) pursuant to which the Company acquired all of the outstanding equity of ATG to expand the Company’s geographic presence and services offered. ATG provides vehicle transportation and shipping services in the Mountain Western region. The transaction closed on August 15, 2024. The acquisition was accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc was the accounting acquirer, and the Company elected to apply pushdown accounting. The table below presents the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of ATG based on the respective fair values as of August 15, 2024 as well as the measurement period adjustments recorded as of March 31, 2025:

	Auto Transport Group	Adjustments	Acquisition Date Amounts Recognized, As Adjusted
Purchase consideration
Cash consideration paid	$28,938,295	$-	$28,938,295
Stock consideration issued	20,542,136	-	20,542,136
Total purchase price	49,480,431	-	49,480,431
		-
Allocation of purchase price		-
Cash and cash equivalents	472,862	-	472,862
Accounts receivable	3,339,052	-	3,339,052
Prepaid expenses and other current assets	704,396	-	704,396
Property and equipment	11,724,000	-	11,724,000
Operating right-of-use asset	297,050	-	297,050
Net investment in leases	521,901	-	521,901
Deposits	16,355	-	16,355
Intangible assets	23,300,000	-	23,300,000
Accounts payable	(1,134,536)	-	(1,134,536)
Accrued liabilities	(300,581)	-	(300,581)
Operating lease liabilities	(297,050)	-	(297,050)
Long-term debt	(4,700,710)	-	(4,700,710)
Deferred Tax Liability	(9,056,237)	-	(9,056,237)
Fair value of net assets acquired	24,886,502	-	24,886,502
Goodwill	24,593,929	-	24,593,929

The Company recognized intangible assets as follows:

	Useful Life	Auto Transport Group
Customer relationships	15 years	$22,200,000
Trade names	10 years	1,100,000
Total		$23,300,000

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

Utah Truck & Trailer Acquisition

On November 1, 2024, PAL Stock Acquiror, Inc. purchased Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah. The Company purchased UTT for $4,515,004 in an all-cash transaction to expand the Company’s ability to maintain its revenue generating fleet in the Western region of the country. In connection with this acquisition, the Company recognized $155,458 in net tangible assets and $4,359,546 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition, the Company expects all of the goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Unaudited Proforma and Revenue and Earnings of Acquirees

The amounts shown below reflect the unaudited summary combined financial results of the five Founding Companies for the full three-month periods presented without any pro forma adjustments that would give effect to the completion of the IPO or any related transaction expenses or adjustments recognized as a result of the IPO and concurrent Combinations. The results of Proficient (acquiror entity) are included in the three months ended March 31, 2025 and 2024.

Dollars in 000’s	Three months ended March 31,
	2025	2024
Total operating revenue	$95,206	$102,345
Total operating (loss) income	(2,363)	6,062

Note 4 — Goodwill

The changes in the carrying amount of goodwill and allocation to reportable segment are as follows:

	Company Drivers	Brokered	Consolidated
Balance – December 31, 2024	$87,434,455	$81,622,220	$169,056,675
Adjustments	668,199	1,175,253	1,843,452
Balance – March 31, 2025	$88,102,654	$82,797,473	$170,900,127

Note 5 — Intangible assets, net

	March 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$124,700,000	$(6,961,111)	$117,738,889
Trade names	13,500,000	(1,164,083)	12,335,917
Total	$138,200,000	$(8,125,194)	$130,074,806

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$124,700,000	$(4,882,778)	$119,817,222
Trade names	13,500,000	(826,582)	12,673,418
Total	$138,200,000	$(5,709,360)	$132,490,640

There were no intangible assets, accumulated amortization or amortization expense prior to the Founding Company acquisitions in May 2024 as discussed in Note 3 above. In the three months ended March 31, 2025, amortization expense was $2,078,330 for Customer relationships and $337,500 for Trade names. Amortization expense related to finite lived intangible assets is included in intangible amortization expenses in the consolidated statement of operations.

As of March 31, 2025, the expected amortization expense associated with the Company’s identifiable intangible assets with estimable useful lives over the next five years was as follows:

2025	$7,111,111
2026	9,663,333
2027	9,663,333
2028	9,663,333
2029	9,663,333
Thereafter	84,310,363
Total	$130,074,806

As of March 31, 2025, the weighted average amortization period for all intangible assets was 13.69 years, with 14.17 years for Customer relationships and 9.15 years for Trade names.

Note 6 — Property and equipment

Property and equipment, at cost, consist of the following as of:

	Successor
	March 31, 2025	December 31, 2024
Land	$2,220,000	$2,220,000
Buildings and improvements	1,674,538	1,667,565
Furniture and equipment	356,520	403,920
Machinery and equipment	1,219,185	1,171,785
Software and computer equipment	861,193	844,410
Transportation equipment	134,248,928	131,870,528
	140,580,364	138,178,208
Less accumulated amortization and depreciation	(21,795,157)	(15,541,572)
Property and equipment, net	$118,785,207	$122,636,636

The Company recorded a loss on the disposal of equipment of $8,781 and $0 in the condensed consolidated statements of operations for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Successor), respectively, and a gain on the disposal of $235,081 in the condensed consolidated statements of operations for the three months ended March 31, 2024 (Predecessor).

Note 7 — Accrued liabilities

Accrued liabilities consist of the following as of:

	Successor
	March 31, 2025	December 31, 2024
Deferred leased to purchase payments	$5,733,257	$4,578,301
Accrued purchased transportation	3,907,062	3,149,849
Claims, insurance and litigation reserves	3,407,982	5,721,891
Salaries, wages and benefits	2,762,861	2,888,204
Owner Operator Deposits	2,314,174	2,315,214
Other accrued expenses	4,624,856	3,173,060
Accrued liabilities	$22,750,192	$21,826,519

Note 8 — Income taxes

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	Successors	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Federal (benefit) tax at statutory rate (21%)	$(817,804)	$330,437
State taxes, net of federal benefit	(29,929)	55,230
Permanent differences to return	116,384	0
Other Discrete	28,728	3,211
Total income tax (benefit) expense	$(702,621)	$388,878

The Company’s tax year 2024 and the Founding Companies’ tax years 2020 and forward remain subject to examination by federal and state jurisdictions. The Company and Founding Companies are not currently under an IRS examination as of the date these financials were available to be issued.

The Company has no uncertain tax positions.

Note 9 — Line of credit

On November 8, 2024, Proficient entered into a credit facility with a commercial bank that includes up to $25 million in term debt and up to another $20 million in a revolving line of credit with a maturity date of November 8, 2029. The term debt portion bears interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.50%, with interest only payments for the first six months and the balance at the end of six months with principal amortizing over the ensuing five years with 60 monthly payments. Drawn balances from the revolving line of credit bear interest at SOFR, plus 2.20%, with all principal and interest to be repaid at the end of five years. The amount available to be drawn from the line of credit at any point in time is based on a percentage of consolidated accounts receivable and inventory reported by Proficient and its subsidiaries subject to certain conditions, including limitations on the aging of invoices over 90 days, and maximum customer concentration. The amount available to be drawn under the line of credit was $12 million at March 31, 2025. At March 31, 2025, there was $8,000,000 outstanding on the revolving line of credit. The term debt includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA). As of March 31, 2025, Proficient was in compliance with its debt covenants. Collateral for the facility includes Accounts Receivable balances owed to the Company, and truck maintenance inventory. Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. Balances outstanding on the term debt are included in the Long-term debt, less current portion caption on the consolidated balance sheets.

Note 10 — Long-term debt

	March 31, 2025	December 31, 2024
Equipment and vehicle notes payable to financial institutions, requiring monthly principal and interest payments totaling $1,749,805. The notes bear interest ranging from 2.95% to 13.0%, mature between April 2025 to December 2030 and are secured by the Company’s transportation equipment and vehicles.	$55,703,855	$59,740,532

Term Loan payable to Pinnacle Bank, requiring principal payments of $266,667 per month commencing June 2025. The notes bear interest at SOFR (Currently 4.49%) +2.5% margin per month and mature April 2031.[1]	15,915,321	16,000,000
	71,619,176	75,740,532
Less: unamortized debt issuance costs	(331,802)	(350,718)
Less: current maturities	(18,333,690)	(19,052,903)
Total long-term debt	$52,953,684	$56,336,911

(1)	The Term Loan and Line of Credit includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA), both measured quarterly.

Future maturities of long-term debt are as follows:

For the year ending December 31:
2025	$14,516,189
2026	15,530,719
2027	13,904,456
2028	11,861,998
2029 and thereafter	15,805,814
Total	$71,619,176

The Company capitalized debt issuance costs of $0 during the period ended March 31, 2025 and March 31, 2024. Amortization expense related to the debt issuance costs totaled $18,914, $0 and $3,279 for the three months ended March 31, 2025 (Successor), three months ended March 31, 2024 (Successor) and the three months ended March 31, 2024 (Predecessor), respectively, and was recorded within interest expense on the condensed consolidated statements of operations.

Note 11 — Leases

Lessee — The following table presents certain information related to lease costs for finance and operating leases as of:

	Successor		Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024	Three months ended March 31, 2024
Operating lease cost	$669,492	$-	$18,733
Finance lease costs:
Amortization of finance lease assets	17,171	-	119,410
Interest on lease liabilities	2,732	-	42,966
Short-term lease costs	181,717	-	34,521
Total lease costs	$871,112	$-	$215,630

As of March 31, 2025 (Successor), March 31, 2024 (Successor) and March 31, 2024 (Predecessor), the weighted-average discount rate for operating leases was 6.88%, 0% and 6.71%, respectively. The weighted-average remaining lease term as of March 31, 2025 (Successor), March 31, 2024 (Successor) and March 31, 2024 (Predecessor), was 7.7, 0 and 4.67 years, respectively. As of March 31, 2025 (Successor) March 31, 2024 (Successor) and March 31, 2024 (Predecessor), the weighted-average discount rate for finance leases was 12.08%, 0% and 9.22%, respectively and the weighted-average remaining lease term was less than a year, 0 and 1.03 years, respectively.

As of March 31, 2025 (Successor), future maturities of the lease liabilities were as follows:

	Operating leases	Finance leases
For the year ending December 31:
2025	$1,896,847	$72,101
2026	1,885,483	8,011
2027	1,515,781	—
2028	1,569,744	—
2029	1,501,591	—
Thereafter	5,285,601	—
Total undiscounted cash flows	13,655,047	80,112
Less: present value factor	(3,007,206)	(3,887)
Total lease liabilities	10,647,841	76,225
Less: current portion –	(1,869,592)	—
Total long-term lease liabilities	$8,778,249	$76,225

Lessor — The Company finances various types of transportation-related equipment to independent third parties under lease contracts which are generally for a term of one to eight years and contain an option for the lessee to return or purchase the equipment at a bargain purchase price. The Company classifies these leases as a sales-type lease. The Company assesses a third party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third party or similar third parties. For those leases classified as sales-type leases where collectability is not probable at lease commencement, the Company does not derecognize the underlying asset, and the payments received for these leases are recorded as deferred leased to purchase payments. This deferred revenue of $5,733,257 and $4,578,301 is reported in accrued liabilities on the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively. The determination of collectability is an ongoing assessment, at the time that collectability is determined probable, including in instances where a lease is terminated where collectability is determined probable, the liability and assets will be derecognized with a corresponding earnings recognition.

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $374,841 and $441,177 are reported as net investment in leases on the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 (Successor), the three months ended March 31, 2024 (Successor), and for the three months ended March 31, 2024 (Predecessor), the Company recorded sales-type lease revenue of $702,643, $0, and $125,445, respectively, within operating revenue on the condensed consolidated statement of operations.

For the three months ended March 31, 2025 (Successor), the three months ended March 31, 2024 (Successor), and for the three months ended March 31, 2024 (Predecessor), the Company recorded interest income of, $12,396, $0 and $213, respectively, within interest expense, net on the condensed consolidated statements of operations.

As of March 31, 2025 (Successor), future minimum lease payments expected to be collected were as follows:

For the year ending December 31:
2025	$224,595
2026	157,755
2027	29,880
2028	—
Total undiscounted cash payments	412,230
Less: present value factor	(37,389)
Total net investment in lease	374,841
Less: current portion	(253,109)
Total net investment in lease, less current portion	$121,732

Note 12 — Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of common stock, which has a par value of $0.01 per share.

In May 2024, the Company completed its IPO of its common stock and issued 14,333,333 shares of its common stock at a price of $15.00 per share for total gross proceeds of $215,000,000 and net proceeds of $ 192,273,599 after underwriting fees and transaction costs.

The Company issued 6,888,128 shares of its common stock to the Founding Companies in connection with the Combinations and 1,069,346 common shares to the ATG Sellers. Please see Note 3 for additional information.

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

Shares subject to stock awards granted under the 2024 Plan that expire or terminate do not reduce the number of shares available for issuance under the 2024 Plan. Additionally, shares become available for future grants under the 2024 Plan if they were stock awards issued under the 2024 Plan and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award. As at December 31, 2024, there were 1,043,656 remaining  shares available to be issued under the 2024 Plan.

Restricted Stock Units

Total compensation expense related to these restricted stock awards was $1,183,009 for the three month period ended March 31, 2025. As of March 31, 2025, there was a total of $15,111,733 of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next four years. The fair value of restricted stock awards is valued at the closing price of the Company’s common stock on the day preceding a grant.

A summary of all restricted stock/units outstanding as of March 31, 2025, and activity during the three month period ended March 31, 2025, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2024	1,264,459	$15.06	$19,041,263	3.72
Granted	24,460	$9.22	223,272
Vested	-	$-	-
Canceled/Forfeited	(18,007)	$8.33	(149,998)
Outstanding, March 31, 2025	1,270,912	$15.04	$19,114,537	3.42

Note 14 — Segment reporting

The Company’s business is organized into two operating segments, which represent the Company’s reportable segments. The Company Drivers segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering devotes the use of equipment to specific customers and provides transportation services through long-term contracts. The Company’s Subhaulers segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

The following table summarizes information about our reportable segments:

Successor

Three Months Ended March 31, 2025	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$30,476,339	$57,138,789	$87,615,128
Fuel surcharge and other reimbursements	1,349,583	4,078,257	5,427,840
Other Revenue	848,496	457,249	1,305,745
Lease Revenue	-	857,308	857,308
Segment Revenue	$32,674,418	$62,531,603	$95,206,021
Reconciliation of revenue:
Other revenues(2)			-
Total consolidated			$95,206,021
Less:
Salaries, wages and benefits	11,958,490	5,676,015	17,634,505
Fuel and fuel taxes	6,065,255	-	6,065,255
Purchased transportation	-	47,208,843	47,208,843
Truck expenses	5,849,846	-	5,849,846
Depreciation	4,726,540	1,752,848	6,479,388
Other segment items(1)	3,626,262	3,858,505	7,484,767
Segment Operating profit/(loss)	$448,025	$4,035,392	$4,483,417
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(6,845,925)
Interest Expense			(1,570,920)
Acquisition Costs			(37,102)
Other Income, net			76,224
Income Before Income Taxes			$(3,894,306)

Other Segment Disclosures:
Depreciation and amortization(3)	$4,726,540	$1,752,848	$6,479,388
Intangible amortization(2)			2,415,830
Consolidated Depreciation and Amortization			$8,895,218

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $1,653,598 in Salaries, wages and benefits, $1,183,009 in Stock Based Compensation, $9,191 in Depreciation and amortization, $2,415,830 in Intangible Amortization, $277,570 in Insurance Premiums and Claims, and $1,306,727 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

Predecessor

Three Months Ended March 31, 2024	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$4,434,719	$21,919,969	$26,354,688
Fuel surcharge and other reimbursements	169,880	1,176,579	1,346,459
Lease Revenue	-	125,445	125,445
Segment Revenue	$4,604,599	$23,221,993	$27,826,592
Total consolidated			$27,826,592
Less:
Salaries, wages and benefits	2,316,770	2,170,593	4,487,363
Fuel and fuel taxes	762,922	-	762,922
Purchased transportation	-	17,486,378	17,486,378
Truck expenses	1,114,821	-	1,114,821
Depreciation & Amortization	597,041	42,296	639,337
Other segment items(1)	350,562	959,309	1,309,871
Segment Operating profit/(loss)	$(537,517)	$2,563,417	$2,025,900
Reconciliation of segment operating profit to income before income taxes:
Interest Expense			(452,390)
Other Income, net			-
Income Before Income Taxes			$(452,390)

Other Segment Disclosures:
Depreciation and amortization(3)	$597,041	$42,296	$639,337
Consolidated Depreciation and Amortization			$639,337

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

Note 15 — Loss per share

Basic loss per share is based upon the weighted average common shares outstanding during each year. Diluted loss per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2025, the Company had outstanding restricted shares of common stock to certain of our employees and directors, under the Company’s restricted stock award plans. The diluted shares include the dilutive effect of restricted stock units based on the treasury stock method.

A reconciliation of the numerator (net loss) and denominator (weighted average number of shares outstanding of the basic loss per share) for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Numerator:
Net Loss	$(3,191,685)	$(309,878)

Denominator:
Weighted-Average Number of Shares of Common Stock	27,069,114	2,939,130
Basic Loss per Share	$(0.12)	$(0.11)

The Company excluded 1,214,132 and 0 of RSU’s from the computation of weighted-average number of shares of common stock in computing the diluted loss per share for the periods presented because including them would have had an anti-dilutive effect for the three months ended March 31, 2025 (Successor) and for the three months ended March 31, 2024 (Successor), respectively.

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

Note 17 — Subsequent events

On April 1, 2025, PAL Stock Acquiror, Inc. purchased Brother Auto Transport, (“BAT”), which provides vehicle transportation and shipping services in the Northeast and MidAtlantic regions of the country utilizing a fleet of 110 tractors and trailers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE MONTHS ENDED MARCH 31, 2025

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes of Proficient and Proficient Transport included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (the “Quarterly Report”) and the consolidated financial statements and related notes of Proficient and Proficient Transport for the year ended December 31, 2024 included in Proficient’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025 (the “Annual Report”).

Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Proficient Auto Logistics, Inc. and its subsidiaries as a whole, after giving effect to the Combinations.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assume future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this Quarterly Report and the Annual Report, and elsewhere in this Quarterly Report and the Annual Report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding:

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

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America based upon information obtained from leadership of the Auto Haulers Association of America, utilizing roughly 1,250 auto transport vehicles and trailers on a daily basis, including approximately 831 Company-owned transport vehicles and trailers, and employing 730 dedicated employees as of March 31, 2025. From our 50 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers include nearly all of the global auto manufacturing companies. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

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

Proficient Auto Logistics, Inc. has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, Management’s Discussion And Analysis Of Results Of Operations And Financial Condition For The Three Months Ended March 31, 2025 and March 31, 2024 for each of Proficient and Proficient Transport are included in this Quarterly Report on Form 10-Q. A black-line between the Successor and Predecessor periods has been placed in the financial tables below to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2 of the accompanying condensed consolidated financial statements of the Company for additional information about our critical accounting policies and estimates .

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

Reportable Segments

Our business is organized into two operating segments, Company Drivers and Subhaulers, which represent the Company’s reportable segments. The Company Drivers segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering devotes the use of equipment to specific customers and provides transportation services through long-term contracts. The Company’s Subhaulers segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

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

Our Company Drivers segment requires substantial capital expenditures for purchase of new revenue equipment. We use a combination of financing leases and secured long-term debt to acquire revenue equipment. When we finance revenue equipment acquisitions with either finance leases or long-term debt, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation” and “Interest expense.” We expect our depreciation and interest expense will be impacted by changes in the percentage of our revenue equipment acquired in any given year

.

Subhaulers Segment

In our Subhaulers Segment, we generate revenue by utilizing our independent owner operators (who run under our DOT authority) and independent third-party carriers to assist in transporting autos for our customers in our OEM contract and spot arrangements, and secondary market auto moves. We maintain the customer relationship, including billing and collection, but outsource the transportation of the loads. The main factors that affect operating revenue in our Subhaulers segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through the subhaulers segment and our ability to secure these carriers.

The most significant expense of our Subhaulers segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party carriers and is included in the “Purchased transportation” line item. This expense generally varies directly with the amount of Subhauler revenue, rates charged by third party carriers and current demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (which are recorded in the “Salaries, wages and benefits” line item).

The primary performance indicator in our Subhaulers segment is operating margin (subhauler operating revenue, less subhauler operating expenses, as a percentage of subhauler operating revenue). Operating margin can be impacted by the rates charged to customers and the rates paid to third-party carriers.

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

The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Successor		Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024	Three months ended March 31, 2024
Total operating revenue	$95,206,021	$—	$27,826,592
Net (loss) income	$(3,191,685)	$(309,878)	$1,184,632
Add Back:
Interest expense	1,570,920	—	452,390
Income tax (benefit) expense	(702,621)	—	388,878
Depreciation	6,488,579	—	639,337
Intangible amortization	2,415,830	—	—
EBITDA	$6,581,023	$(309,878)	$2,665,237
EBITDA Margin	6.9%	0%	9.6%

Add Back:
Stock-based compensation	1,183,009	—	—
Adjusted EBITDA	$7,764,032	$(309,878)	$2,665,237
Adjusted EBITDA Margin	8.2%	0%	9.6%

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

The following table provides a reconciliation of total operating revenue and operating (loss) income, to operating margin and adjusted operating margin:

	Successor		Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024	Three months ended March 31, 2024
Total operating revenue	$95,206,021	$—	$27,826,592
Total operating expenses	97,528,527	(309,878)	25,800,692
Operating (loss) income	(2,632,506)	(309,878)	2,025,900
Operating Ratio	102.4%	0%	92.7%

Add Back:
Stock-based compensation	1,183,009	—	—
Intangible amortization	2,415,830	—	—
Adjusted Total Operating Expenses	$93,929,688	$(309,878)	$25,800,692
Adjusted Operating Ratio	98.7%	0%	92.7%

Results of Operations for March 31, 2025 (Successor) and March 31, 2024 (Predecessor)

Successor financial information presented below includes results for the three months ended March 31, 2025. We have excluded the Successor financial information for the three months ended March 31, 2024 as it only includes immaterial expenses incurred prior to the IPO. The Predecessor financial information presented below shows only the results of operations for Proficient Auto Transport for the three months ended March 31, 2024. The following discussion takes into consideration the lack of comparability. See Note 3 —Business Combinations for more information.

	Successor	Predecessor
	Proficient Auto Logistics, Inc.	Proficient Auto Transport, Inc.
	Three months ended March 31, 2025	Three months ended March 31, 2024

Operating revenue
Revenue, before fuel surcharge	$87,615,128	$26,354,688
Fuel surcharge and other reimbursements	5,427,840	1,346,459
Other Revenue	1,305,745	—
Lease Revenue	857,308	125,445
Total operating revenue	95,206,021	27,826,592

Operating Expenses
Salaries, wages and benefits	19,288,103	4,487,363
Stock-based compensation	1,183,009	—
Fuel and fuel taxes	6,065,255	762,922
Purchased transportation	47,208,843	17,486,378
Truck expenses	5,849,846	1,114,821
Depreciation	6,488,579	639,337
Intangible amortization	2,415,830	—
Loss (Gain) on sale of equipment	8,781	(235,081)
Insurance premiums and claims	4,958,679	591,617
General, selling, and other operating expenses	4,101,602	953,335
Total Operating Expenses	97,568,527	25,800,692
Operating (loss) income	(2,362,506)	2,025,900
Other income and expense
Interest expense	(1,570,920)	(452,390)
Acquisition Costs	(37,102)	—
Other income, net	76,222	—
Total other expense, net	(1,531,800)	(452,390)
(Loss) Income before income taxes	(3,894,306)	1,573,510
Income tax (benefit) expense	(702,621)	388,878
Net (loss) income	$(3,191,685)	$1,184,632

Operating Revenue — The Company generates revenue from two primary sources: transporting freight for customers, including related fuel surcharge revenue and other reimbursements (Company Drivers), and arranging for the transportation of customer freight by third-party carriers (Subhauled). Company Drivers revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by the Company’s service offerings to OEMs and the secondary market. Subhauler revenue before fuel surcharges and other reimbursements is primarily generated through dispatching and brokering freight to third-party carriers. Fuel surcharges and other reimbursements represent additional revenue the Company earns based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

The Company’s total operating revenue is affected by, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of its marketing and sales efforts and the availability of drivers and third-party carriers.

A summary of the Company’s revenue generated by segment for the periods indicated is as follows:

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Operating Revenue:
Company Driver	$30,476,339	$4,434,719
Company Driver fuel surcharge and other reimbursements	1,349,583	169,880
Lease Revenue	848,496	—
Other Revenue	—	—
Total Company Driver revenue	32,674,418	4,604,599

Subhaulers	57,138,789	21,919,969
Subhaulers fuel surcharge and other reimbursements	4,078,257	1,176,579
Lease Revenue	857,308	125,445
Other Revenue	457,249	—
Total Subhaulers revenue	62,531,603	23,221,993
Total operating revenue	$95,206,021	$27,826,592

Results of Operations for the three months ended March 31, 2025 (Successor) and 2024 (Predecessor)

In the Company Driver segment, operating revenues increased by $28.1 million, or 609.6%, to $32.7 million in 2025 compared to $4.6 million in 2024. The increase in the Company Driver segment’s revenue was driven by the Successor period including revenue from the acquired entities.

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

In the Subhaulers segment, operating revenues increased by $67.4 million, or 242.1%, to $95.2 million in 2025 compared to $27.8 million in 2024. The increase in the Subhaulers segment’s revenue was driven by the Successor period including revenue from the acquired entities.

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

Salaries, wages and benefits increased by $14.8 million, or 330%, to $19.9 million in 2025 compared to $4.5 million in 2024. The increase is primarily related to the Successor period which includes expenses from the acquired entities. Additionally, we expanded our Corporate Leadership Team to ensure we have the expertise and experience needed to support our growth as a public company.

Stock-based compensation— Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy.

Stock-based compensation increased to $1.2 million in 2025 compared to $0 in 2024. The increase is due to the result of stock-based compensation being offered following the Company’s IPO during 2024.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by company drivers.

Fuel and fuel taxes increased by $5.3 million, or 695%, to $6.1 million in 2025 compared to $0.8 million in 2024. The increase in fuel and fuel taxes was driven primarily by the Successor period including expenses from the acquired entities.

Purchased transportation — Purchased transportation consists of the payments the Company makes to owner-operators and third-party carriers.

Purchased transportation increased by $29.7 million, or 170%, to $47.2 million in 2025 compared to $17.5 million in 2024. The increase in purchased transportation was driven by the Successor period includes expenses from the acquired entities, as well as the expansion of our subhauler network, revenue from new contracts and spot buy opportunities.

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses increased 425% to $5.8 million in 2025 compared to $1.1 million in 2024. This is primarily due to the Successor period including expenses from the acquired entities.

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

Depreciation and amortization and the loss (gain) on sale of equipment increased by $6.1 million, or 1507%, to $6.5 million in 2025 compared to $0.4 million in 2024. The increase in depreciation and amortization and the loss (gain) on sale of equipment was driven by the Successor period including expenses from the acquired entities.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization increased $2.4 million in 2025 compared to $0 in 2024. This is due to the Predecessor not having any intangible assets.

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

Insurance premiums and claims increased by $4.4 million, or 738%, to $5.0 million in 2025 compared to $0.6 million in 2024. The increase in insurance premiums and claims was driven by the Successor period includes expenses from the acquired entities. We are working toward consolidating our insurance plans into a single policy, which will benefit the company by not only providing cost savings relative to similar coverage levels spread across numerous carriers, but also simplifying administration, streamlining the claims process, and ensuring better coverage consistency.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating expenses increased by $3.1 million, or 330%, to $4.1 million in 2025 compared to $0.9 million in 2024. The increase in general, selling, and other operating expenses was primarily due to the Successor period includes expenses from the acquired entities.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net increased by $1.1 million, or 247%, to $1.6 million in 2025 compared to $0.5 million in 2024. The increase was primarily due to the Successor period includes interest expense from the acquired entities.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio increased by 9.7% to 102.4% in 2025 as compared to 92.7% in 2024. The increase in costs was primarily due to expenses that the Predecessor did not incur, including stock compensation expense ($1.1 million) and intangible amortization expense ($2.4 million). Excluding these expenses, the operating ratio for 2024 would be 98.7%. We are working to achieve synergies across all operating companies, which should help reduce the operating ratio over time. See “Non-GAAP Financial Measure” section for the Company’s calculation of operating ratio.

EBITDA — EBITDA increased by $3.9 million, or 147%, to $6.6 million in 2025 compared to $2.7 million in 2024. The increase was due to the Successor period having more revenue from the acquired entities. See “Non-GAAP Financial Measure” section for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, and share-based compensation expenses. Adjusted EBITDA increased by $5.1 million, or 191%, to $7.8 million in 2025 compared to $2.7 million in 2024. The increase was primarily due to higher EBITDA described above. See “Non-GAAP Financial Measure” section for the Company’s calculation of Adjusted EBITDA.

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

The Loan Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens on their respective assets, engage in mergers and other fundamental changes, make investments, enter into transactions with affiliates, pay dividends and make other restricted payments, prepay other indebtedness and sell assets, in each case subject to certain exceptions set forth in the Loan Agreement. The Loan Agreement also requires the Company to maintain (i) a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of greater than or equal to 1.25 to 1.00 and (ii) a Funded Debt to Adjusted EBITDA Ratio (as defined in the Loan Agreement) of less than or equal to 3.00 to 1.00, in each case, as of the end of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2025. The Company was in compliance with its debt covenants as of March 31, 2025.

All obligations under the Loan Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its subsidiaries.

Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. As of March 31, 2025, there was $15.9 million outstanding under the Loan Agreement.

Cash Flows

For the three months ended March 31, 2025 (Successor), cash flows from operating activities of $1.6 million, a $3.7 million decrease compared to the three months ended March 31, 2024 (Predecessor). The decrease was primarily due to a large increase in accounts receivable for the Successor during the first quarter of 2025 compared to a large decrease of accounts receivable in the prior year period for the Predecessor.

For the three months ended March 31, 2025 (Successor), cash flows used in investing activities was $2.4 million. This increase of $2.4 million compared to March 31, 2024 (Predecessor) is mainly due to the cash paid to purchase new equipment.

For the three months ended March 31, 2025 (Successor), cash flows used in financing activities was $3.7 million, which was a decrease of $224,000 compared to the three months ended March 31, 2024 (Predecessor).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

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

Remediation steps are being taken designed to improve the Company’s internal controls over financial reporting to address the underlying causes, including: designing and implementing increased controls, increased oversight and review of technical systems and engaging third-parties. Remediation initiatives are on track, including converting all operating companies to one accounting technology platform, which we expect to be complete at the beginning of the third quarter of 2025.

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

Changes in Internal Control Over Financial Reporting

Except for the enhancements to controls to address the material weakness discussed above, there were no changes to our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties. You should review and consider carefully the risks and uncertainties described in more detail in Item 1A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

We did not sell any unregistered equity securities during the three-month period ended March 31, 2025.

We did not repurchase any shares of our common stock during the three-month period ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

Item 6. Exhibits

Exhibit Number
10.1*	Consulting Agreement, dated January 26, 2025, by and among Proficient Auto Logistics, Inc., Delta Automotive Services, LLC (d/b/a Delta Transport), and John Skiadas (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2025 and incorporated herein by reference).
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proficient Auto Logistics, Inc.

Date: May 14, 2025	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)