Form 10-Q
period 2025-06-30
Proficient Auto Logistics, Inc
filed 2025-08-14
CIK 1998768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The registrant had 27,788,985 shares of common stock outstanding at August 12, 2025.

Index

Page
PART I - FINANCIAL INFORMATION:
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Proficient Auto Logistics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024 (Successor)	1
Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025 (Successor), the three and six months ended June 30, 2024 (Successor),the period from April 1, 2024 to May 12, 2024 (Predecessor) and the period from January 1, 2024 to May 12, 2024 (Predecessor) (unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2025 (Successor), the three and six months ended June 30, 2024 (Successor), the period from April 1, 2024 to May 12, 2024 (Predecessor) and the period from January 1, 2024 to May 12, 2024 (Predecessor) (unaudited)	3
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025 (Successor), the six months ended June 30, 2024 (Successor) and the period from January 1, 2024 to May 12, 2024 (Predecessor) (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41

PART II - OTHER INFORMATION:	43
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	44

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

For accounting and reporting purposes, Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company (as defined below). The Successor financial information presented herein includes results of operations for the period ended June 30, 2025 from the acquired businesses as well as expenses from the acquiring entity. The unaudited condensed consolidated financial statements as of, and for, the three and six months ended, June 30, 2024 for Proficient (Successor), and the period from April 1, 2024 to May 12, 2024 and the period from January 1, 2024 to May 12, 2024 for Proficient Transport (Predecessor) are included in this Quarterly Report on Form 10-Q. The Company is not required to provide, and this Quarterly Report on Form 10-Q does not contain, pro forma financial data giving effect to the completion of the Combinations and the completion of the IPO and the use of the proceeds therefrom. However, the Company is providing summary unaudited combined financial information for the three and six months ended June 30, 2024. See Note 3 - “Business Combinations.” The summary of unaudited combined financial information has been prepared by, and are the responsibility of, Proficient’s and the Founding Companies’ management. The unaudited consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2024 is derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company’s interim financial position, results of operations and cash flows. All adjustments are of a recurring nature unless otherwise disclosed herein.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Proficient” refer to the successor company, Proficient Auto Logistics, Inc., prior to the Combinations, and to Proficient Auto Logistics, Inc. and its subsidiaries after giving effect to the Combinations.

ii

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	Successor
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$13,646,252	$15,398,714
Accounts receivable, less allowance for credit losses (2025 - $189,916; 2024 - $134,372)	47,124,317	37,394,656
Net investment in leases, current portion	236,913	266,447
Maintenance supplies	1,600,211	1,356,814
Assets held for sale	36,000	265,900
Income tax receivable	871,414	2,944,742
Prepaid expenses and other current assets	8,431,839	10,060,169
Total current assets	71,946,946	67,687,442
Property and equipment, net of accumulated depreciation (2025 - $28,350,632; 2024 - $15,541,572)	127,655,334	122,636,636
Operating lease right-of-use assets	10,494,307	10,970,536
Net investment in leases, less current portion	89,103	175,330
Deposits	5,553,335	4,676,679
Goodwill	174,090,117	169,056,675
Intangible assets, net of amortization (2025 - $10,579,831; 2024 - $5,709,360)	129,840,169	132,490,640
Other long-term assets	788,749	393,006
Total assets	$520,458,060	$508,086,944

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$11,506,594	$9,829,355
Accrued liabilities	26,108,485	21,826,519
Income Tax Payable	42,470	-
Finance lease liabilities, current portion	54,274	89,184
Operating lease liabilities, current portion	1,902,908	1,825,970
Long-term debt, current portion	22,555,270	19,052,903
Total current liabilities	62,170,001	52,623,931

Long-term liabilities:
Line of credit	5,000,000	7,000,000
Finance lease liabilities, less current portion	-	8,343
Operating lease liabilities, less current portion	8,791,344	9,258,234
Long-term debt, less current portion	62,653,831	56,336,911
Deferred tax liability, net	39,972,654	42,638,079
Other long-term liabilities	2,341,923	2,241,923
Total liabilities	180,929,753	170,107,421

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,738,985 and 27,069,114 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	277,389	270,691
Additional paid in capital	353,047,533	346,756,929
Accumulated deficit	(13,796,615)	(9,048,097)
Total stockholders’ equity	339,528,307	337,979,523
Total liabilities and stockholders’ equity	$520,458,060	$508,086,944

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor				Predecessor
	Six months ended June 30, 2025	Six months ended June 30, 2024	Three months ended June 30, 2025	Three months ended June 30, 2024	Period Ended January 1 to May 12, 2024	Period Ended April 1 to May 12, 2024
Operating revenue
Revenue, before fuel surcharge	$194,987,487	$51,810,745	$107,372,359	$51,810,745	$38,947,787	$12,593,099
Fuel surcharge and other reimbursements	12,230,095	3,594,663	6,802,255	3,594,663	2,073,087	726,628
Other revenue	1,993,867	150,667	688,122	150,667	-	-
Lease revenue	1,541,158	352,522	683,850	352,522	196,814	71,369
Total operating revenue	210,752,607	55,908,597	115,546,586	55,908,597	41,217,688	13,391,096

Operating Expenses
Salaries, wages and benefits	41,744,796	9,668,005	22,456,693	9,668,005	27,483,771	22,996,408
Stock-based compensation	2,404,506	6,675,636	1,221,497	6,675,636	-	-
Fuel and fuel taxes	12,845,111	3,487,063	6,779,856	3,487,063	1,119,549	356,627
Purchased transportation	106,156,861	28,118,434	58,948,018	28,118,434	25,995,763	8,509,385
Truck expenses	12,288,270	2,399,674	6,438,424	2,399,674	1,886,793	771,972
Depreciation	14,135,559	3,420,587	7,646,980	3,420,587	934,988	295,651
Intangible amortization	4,870,471	1,076,444	2,454,641	1,076,444	-	-
Loss (gain) on sale of equipment	(226,314)	2,308	(235,095)	2,308	(235,081)	-
Insurance premiums and claims	10,341,191	1,752,946	5,382,512	1,752,946	1,107,047	515,430
General, selling, and other operating expenses	8,429,304	2,225,711	4,327,702	1,915,833	3,944,823	2,991,488
Total Operating Expenses	212,989,755	58,826,808	115,421,228	58,516,930	62,237,653	36,436,961
Operating (loss) income	(2,237,148)	(2,918,211)	125,358	(2,608,333)	(21,019,965)	(23,045,865)
Other income and expense
Interest expense	(3,408,796)	(639,795)	(1,837,876)	(639,795)	(717,431)	(265,041)
Acquisition costs	(311,807)	-	(274,705)	-	-	-
Other income, net	181,291	167,069	105,069	167,069	2,078	2,078
Total other expense, net	(3,539,312)	(472,726)	(2,007,512)	(472,726)	(715,353)	(262,963)
Loss before income taxes	(5,776,460)	(3,390,937)	(1,882,154)	(3,081,059)	(21,735,318)	(23,308,828)
Income tax (benefit) expense	(1,027,942)	470,836	(325,321)	470,836	(6,350,642)	(6,739,520)
Net loss	$(4,748,518)	$(3,861,773)	$(1,556,833)	$(3,551,895)	$(15,384,676)	$(16,569,308)

Loss Per Share
Basic & Diluted	$(0.17)	$(0.43)	$(0.06)	$(0.24)

Weighted Average Shares
Basic & Diluted	27,341,813	8,965,933	27,611,515	14,992,736

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

Successor

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	2,939,130	$29,391	$932,609	$(572,829)	$389,171
Net loss	—	—	—	(309,878)	(309,878)
Balance, March 31, 2024	2,939,130	$29,391	$932,609	$(882,707)	$79,293
Issuance of shares through IPO	15,768,333	157,683	212,134,166	—	212,291,849
Business Combination	6,848,795	68,488	102,663,477	—	102,731,965
Stock-based compensation	404,177	4,042	6,671,594	—	6,675,636
Net Loss	—	—	—	(3,551,895)	(3,551,895)
Balance June 30, 2024	25,960,435	$259,604	$322,401,846	$(4,434,602)	$318,226,848

Balance, December 31, 2024	27,069,114	$270,691	$346,756,929	$(9,048,097)	$337,979,523
Stock-based compensation	—	—	1,183,009	—	1,183,009
Net loss	—	—	—	(3,191,685)	(3,191,685)
Balance, March 31, 2025	27,069,114	$270,691	$347,939,938	$(12,239,782)	$335,970,847
Business Combination	395,322	3,953	3,810,911	—	3,814,864
Stock-based compensation	274,549	2,745	1,218,752	—	1,221,497
Other	—	—	77,932	—	77,932
Net loss	—	—	—	(1,556,833)	(1,556,833)
Balance, June 30, 2025	27,738,985	$277,389	$353,047,533	$(13,796,615)	$339,528,307

Predecessor

	Common stock		Retained	Total
	Shares	Amount	earnings	Equity
Balance, December 31, 2023	392,825	$3,928	$7,748,792	$7,752,720
Accrued and unpaid dividends on Series A preferred stock	—	—	(177,752)	(177,752)
Net income	—	—	1,184,632	1,184,632
Balance, March 31, 2024	392,825	$3,928	$8,755,672	$8,759,600
Accrued and unpaid dividends on Series A preferred stock	—	—	(82,774)	(82,774)
Net loss	—	—	(16,569,308)	(16,569,308)
Balance, May 12, 2024	392,825	$3,928	$(7,896,410)	$(7,892,482)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor		Predecessor
	Six months ended June 30, 2025	Six months ended June 30, 2024	Period January 1, 2024 to May 12, 2024
Cash flows from operating activities:
Net loss	$(4,748,518)	$(3,861,773)	$(15,384,676)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Stock-based compensation	2,404,506	6,675,636	—
Provision for credit losses	210,232	21,182	53,000
Depreciation and amortization expense	19,006,030	4,497,031	934,988
Loss (Gain) on sale of equipment	(226,314)	2,308	(235,081)
Interest income	(20,554)	(104)	(273)
Amortization of debt issuance costs	37,885	7,952	4,795
Deferred income tax benefit	(2,606,072)	—	(3,697,804)
Operating lease expense	1,261,610	130,631	25,404

Change in operating assets and liabilities:
Accounts receivable	(8,081,338)	(3,157,415)	7,745,840
Net investment in leases	136,315	33,146	11,515
Maintenance supplies	(38,799)	(34,343)	305,619
Income tax receivable	1,001,176	—	(2,640,127)
Prepaid expenses and other assets	2,859,066	246,662	1,029,275
Deposits	(145,530)	(80,601)	42,954
Accounts payable	896,139	(1,416,595)	(159,661)
Book overdraft	—	—	(891,410)
Accrued liabilities	2,405,414	(21,572)	22,055,094
Income tax payable	42,470	1,433,336	(1,174,959)
Operating lease liabilities	(1,175,333)	(110,902)	(27,951)
Net cash flows provided by operating activities	13,218,385	4,364,579	7,996,542

Cash flows from investing activities:
Proceeds from sale of equipment	918,217	764,579	252,441
Purchases of property and equipment	(2,960,892)	(6,123,369)	(303,534)
Business Combinations, net of cash acquired	(9,064,475)	(172,388,748)	—
Net cash flows used in investing activities	(11,107,150)	(177,747,538)	(51,093)

Cash flows from financing activities:
Proceeds from line of credit	3,000,000	—	13,265,526
Proceeds from long-term debt	9,000,000	—	—
Repayments of line of credit	(5,000,000)	—	(16,715,655)
Repayments of long-term debt	(10,820,444)	(977,436)	(719,572)
Repayment of SBA Loan	—	(2,083,833)	—
Repayments of finance lease obligations	(43,253)	(13,041)	(1,427,821)
Common stock issued at IPO	—	212,291,849	—
Net cash flows (used) in provided by financing activities	(3,863,697)	209,217,539	(5,597,522)
Net change in cash	(1,752,462)	35,834,580	2,347,927
Cash and cash equivalents, beginning of period	15,398,714	458,233	4,273
Cash and cash equivalents, end of period	$13,646,252	$36,292,813	$2,352,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,331,751	$523,549	$786,925
Cash paid for taxes	$493,617	$78,700	$1,187,370

Noncash investing and financing activity:
Right of use assets obtained in exchange for lease liability	$—	$—	$328,489
Equipment financed through long-term debt	$5,178,593	$—	$—
Accrued and unpaid dividends	$—	$—	$260,526
Earn-out liability	$100,000	$3,095,114	$—
Issuance of shares for business combinations	$3,814,864	$102,731,965	$—

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

Proficient is an industry leading specialized freight company focused on providing auto transportation and logistics services. The Company offers a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry, or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage, and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies to electric vehicle (“EV”) producers, auto dealers, auto auctions, rental car companies, and auto leasing companies. Proficient operates an asset-based Company Drivers service (“Company Drivers”) on behalf of the manufacturers as well as various third-party logistics management companies or brokers. In addition, Proficient provides third party logistics to other transportation companies under an asset-light freight model (“Subhaulers”).

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

Thereafter, on August 16, 2024, the Company acquired Auto Transport Group, LC, (“ATG”), then on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah.   On April 1, 2025, the Company acquired Brothers Auto Transport, LLC, (“Brothers”), located in Wind Gap, Pennsylvania and on May 27, 2025, the Company acquired PVT Truck & Trailer Repair, LLC, (“PVT”) a repair facility located at the Brothers headquarters. These acquisitions expanded the Company’s geographic presence and services offered.

The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer”.

Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. The Successor financial information presented herein includes unaudited condensed consolidated financial statements for the three and six months ended, June 30, 2025 and 2024 for Proficient (which includes results of operations from the period May 13, 2024 to June 30, 2024 from the acquired businesses as well as expenses from the acquiring entity for the three and six months ended June 30, 2024) and the unaudited condensed consolidated financial statements for the period January 1, 2024 through May 12, 2024 and April 1, 2024 through May 12, 2024 for Proficient Transport (Predecessor) are included in this Quarterly Report on Form 10-Q. A black line between the Successor and Predecessor periods has been placed in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity (Deficit), Condensed Consolidated Statements of Cash Flows and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations”.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements in the Successor periods include the impact of push-down accounting with acquisition-related costs pushed down to the corresponding reporting entity.

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. The Company reviews accounts receivable on a continuing basis to determine if any receivables are potentially uncollectible. The Company writes off uncollectible receivables based on specifically identified amounts determined to be uncollectible. Based on the information available, the Company recorded an allowance for credit losses of approximately $189,916 and $134,372 at June 30, 2025 and December 31, 2024, respectively. Actual write-offs could differ from management’s estimate.

Business Combinations — The Company accounts for business combinations using the acquisition method pursuant to ASC 805, Business Combinations. For each acquisition, the Company recognizes the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Valuations of certain assets acquired, including customer relationships, developed technology and trade names involve significant judgment and estimation. The Company uses independent valuation specialists to help determine fair value of certain assets and liabilities. Valuations utilize significant estimates, such as forecasted revenues and profits. Changes in these estimates could significantly impact the value of certain assets and liabilities. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date. The Company completes the final fair value determination of the assets acquired and liabilities assumed for each acquired business as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

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

Stock-Based Compensation — Restricted Stock Units (“RSUs”) have been granted to eligible employees of the Company. As the awards require employees to remain employed for a specified service period, the Company has pushed down the related compensation expense which is recorded as stock-based compensation in the consolidated statement of operations. In accounting for stock-based compensation awards, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation expense for time-vesting awards is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. The estimated fair value of the RSUs was determined using the fair value of the Company’s common stock on the grant date.

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

As of June 30, 2025, and December 31, 2024, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value (except for current maturities of long-term debt) due to the short maturities of these instruments. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review.

Segment Reporting — In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on operational results from the services provided by Company Drivers and Subhaulers, which represent the Company’s operating segments for the three and six months ended June 30, 2025 (Successor), and for the three and six months ended June 30, 2024 (Predecessor), respectively. The Company’s CODM has been identified to collectively include the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

Accounting Pronouncements Not Yet Adopted – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company will adopt this standard in 2025 and is currently assessing the impact this standard will have on its disclosures.

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

The various agreements to acquire the Founding Companies are briefly described below:

●	The Company entered into a Membership Interest Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Delta for cash and shares of common stock. Delta’s main business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Deluxe for cash, shares of common stock and contingent consideration in the form of an earn-out provision. The earn-out provision which provided that the Company would make earn-out payments, fifty percent (50%) in cash and fifty percent (50%) in shares of common stock, to Deluxe under certain terms and conditions related to Deluxe’s EBITDA for the period commencing on January 1, 2024 and ending on December 31, 2024. No earnout payment was ultimately due under this agreement. Deluxe’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the West Coast and South of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Proficient Transport for cash and shares of common stock. Proficient Transport’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the South, Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Sierra for cash and shares of common stock. Sierra Mountain’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the West Coast and the Midwest of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Tribeca for cash and shares of common stock. Tribeca’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the East Coast and Southeast of the United States.

The acquisitions were accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc was the accounting acquirer, and the Company elected to apply pushdown accounting. The tables below present the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of the Founding Companies based on the respective fair values as of December 31, 2024, and all measurement period adjustments as of December 31, 2024, as well as the measurement period adjustments recorded as of June 30, 2025.

Total Acquisition Date Amounts Recognized as of December 31, 2024

	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$36,634,181	$82,185,183	$17,442,396	$10,685,499	$178,528,051
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,949,040	9,000,055	103,321,960
Contingent consideration – earn-out	-	3,095,114	-	-	-	3,095,114
Total purchase price	$64,469,739	$60,637,285	$108,761,111	$31,391,436	$19,685,554	$284,945,125

Allocation of purchase price
Fair value of net assets acquired	$36,911,739	$26,852,598	$51,500,811	$20,321,662	$9,255,115	$144,841,925
Goodwill	$27,558,000	$33,784,687	$57,260,300	$11,069,774	$10,430,439	$140,103,200

Total Acquisition Date Amounts Recognized as of June 30, 2025

	Delta	Deluxe[1]	Proficient Transport[1]	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$35,597,237	$82,185,183	$17,442,396	$10,685,499	$177,491,107
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,949,040	9,000,055	103,321,960
Contingent consideration – earn-out	-	3,095,114	-	-	-	3,095,114
Total purchase price	$64,469,739	$59,600,341	$108,761,111	$31,391,436	$19,685,554	$283,908,181

Allocation of purchase price
Fair value of net assets acquired	$36,911,739	$25,470,641	$50,428,659	$20,321,662	$9,255,115	$142,387,816
Goodwill	$27,558,000	$34,129,700	$58,332,452	$11,069,774	$10,430,439	$141,520,365

[1]	Final adjustments were made to Deluxe and Proficient Transport. At Deluxe, the Company withheld $1,036,944 of the escrow payment and incurred $1,381,957 in additional liabilities and deferred taxes. At Proficient Transport, an adjustment was made to income tax receivable of $1,072,152.

The Company recognized intangible assets as follows:

	Useful Life	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Customer relationships	15 years	$34,200,000	$16,700,000	$32,600,000	$16,800,000	$2,200,000	$102,500,000
Trade names	10 years	1,800,000	2,600,000	4,300,000	2,400,000	1,300,000	12,400,000
Total		$36,000,000	$19,300,000	$36,900,000	$19,200,000	$3,500,000	$114,900,000

The Combinations resulted in $141.5 million of goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of the types of acquisitions in which the Company engaged for the period April 1 to May 12, 2024, asset, stock acquisitions, and stock acquisitions with a 338(h)(10) election made, the Company expects approximately $120.6 million of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. At June 30, 2025, the values of the founding companies are complete. Any subsequent adjustments will now be recorded to earnings. The Company recorded remeasurement adjustments of the Founding Companies as indicated in the respective entity table columns above.

Auto Transport Group Acquisition

On August 8, 2024, PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Auto Transport Group, LC, (“ATG”) pursuant to which the Company acquired all of the outstanding equity of ATG to expand the Company’s geographic presence and services offered. ATG provides vehicle transportation and shipping services in the Mountain Western region. The transaction closed on August 15, 2024. The acquisition was accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc was the accounting acquirer, and the Company elected to apply pushdown accounting. The table below presents the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of ATG based on the respective fair values as of August 15, 2024 as well as the measurement period adjustments recorded as of June 30, 2025:

Auto Transport Group
Purchase consideration
Cash consideration paid	$28,938,295
Stock consideration issued	20,542,136
Total purchase price	$49,480,431

Allocation of purchase price
Fair value of net assets acquired	24,886,502
Goodwill	24,593,929

The Company recognized intangible assets as follows:

	Useful Life	Auto Transport Group
Customer relationships	15 years	$22,200,000
Trade names	10 years	1,100,000
Total		$23,300,000

The acquisition of ATG resulted in $24,593,929 of goodwill, consisting largely of the expected synergies from combining operations, as well as the value of the workforce. In this asset acquisition, no portion of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Brothers Auto Transport Acquisition

On April 1, 2025, PAL Stock Acquiror, Inc. purchased all the outstanding equity of Brothers Auto Transport, LLC, (“Brothers”), which provides vehicle transportation and shipping services in the Northeast and MidAtlantic regions of the country. Brothers was purchased for $12,746,221, a combination of cash and stock. In connection with this acquisition, the Company recognized $7,632,438 in net tangible assets, recognized $2,220,000 in intangible assets and $2,893,783 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this acquisition, the Company expects all of the goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

PVT Truck and Trailer Acquisition

On May 27, 2025, PAL Stock Acquiror, Inc. purchased PVT Truck & Trailer Repair, LLC, (“PVT”), a repair facility located at the Brothers headquarters terminal in Wind Gap, Pennsylvania. The Company purchased PVT for $1,032,995 in an all-cash transaction to expand the Company’s ability to maintain its revenue generating fleet in the MidAtlantic Eastern region of the country. In connection with this acquisition, the Company recognized $310,504 in net tangible assets and $722,491 in goodwill consisting largely of the expected synergies from combining operations. As a result of this asset acquisition, the Company expects all of the goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Unaudited Proforma and Revenue and Earnings of Acquirees

The amounts shown below reflect the unaudited summary combined financial results of the five Founding Companies for the full three-month periods presented without any pro forma adjustments that would give effect to the completion of the IPO or any related transaction expenses or adjustments recognized as a result of the IPO and concurrent Combinations. The results of Proficient (acquiror entity) are included in the three and six months ended June 30, 2025 and 2024.

Dollars in 000’s	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
Total operating revenue	$210,753	$202,163	$115,547	$106,607
Total operating (loss) income	$(2,237)	$15,042	$125	$7,041

Note 4 — Goodwill

The changes in the carrying amount of goodwill and allocation to reportable segment are as follows:

	Company Drivers	Brokered	Consolidated
Balance – December 31, 2024	$87,434,455	$81,622,220	$169,056,675
Acquisitions	2,832,450	783,824	3,616,274
Adjustments	513,414	903,754	1,417,168
Balance – June 30, 2025	$90,780,319	$83,309,798	$174,090,117

Note 5 — Intangible assets, net

	Six months ended June 30, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$126,703,000	$(9,072,828)	$117,630,172
Trade names	13,717,000	(1,507,003)	12,209,997
Total	$140,420,000	$(10,579,831)	$129,840,169

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$124,700,000	$(4,882,778)	$119,817,222
Trade names	13,500,000	(826,582)	12,673,418
Total	$138,200,000	$(5,709,360)	$132,490,640

There were no intangible assets, accumulated amortization or amortization expense prior to the Founding Company acquisitions in May 2024 as discussed in Note 3 above. In the six and three months ended June 30, 2025, amortization expense was $4,190,050 and $2,111,720 for Customer relationships and $680,421 and $342,921 for Trade names, respectively. Amortization expense related to finite lived intangible assets is included in intangible amortization expenses in the consolidated statement of operations.

As of June 30, 2025, the expected amortization expense associated with the Company’s identifiable intangible assets with estimable useful lives over the next five years was as follows:

2025	$4,772,894
2026	9,818,567
2027	9,818,567
2028	9,818,567
2029	9,818,567
Thereafter	85,793,007
Total	$129,840,169

As of June 30, 2025, the weighted average amortization period for all intangible assets was 13.46 years, with 13.93 years for Customer relationships and 8.91 years for Trade names.

Note 6 — Property and equipment

Property and equipment, at cost, consist of the following as of:

	Successor
	June 30, 2025	December 31, 2024
Land	$2,220,000	$2,220,000
Buildings and improvements	1,678,570	1,667,565
Furniture and equipment	366,477	403,920
Machinery and equipment	1,219,185	1,171,785
Software and computer equipment	872,977	844,410
Transportation equipment	149,648,757	131,870,528
	156,005,966	138,178,208
Less accumulated depreciation	(28,350,632)	(15,541,572)
Property and equipment, net	$127,655,334	$122,636,636

The Company recorded depreciation expense of $14,135,559, $7,646,980, $3,420,587, $3,420,587, $934,988 and $295,651 in the condensed consolidated statements of comprehensive income for the six months ended June 30, 2025 (Successor), for the three months ended June 30, 2025 (Successor), for the six months ended June 30, 2024 (Successor), and for the three months ended June 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period from April 1, 2024 to May 12, 2024 (Predecessor), respectively.

The Company recorded a gain (loss) on the disposal of equipment $226,314, $235,095, ($2,308), ($2,308). $235,081 and $0 in the condensed consolidated statements of comprehensive income for the six months ended June 30, 2025 (Successor), for the three months ended June 30, 2025 (Successor), for the six months ended June 30, 2024 (Successor), and for the three months ended June 30, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), for the period from April 1, 2024 to May 12, 2024 (Predecessor), respectively.

Note 7 — Accrued liabilities

Accrued liabilities consist of the following as of:

	Successor
	June 30, 2025	December 31, 2024
Deferred leased to purchase payments	$6,906,427	$4,578,301
Salaries, wages and benefits	4,590,320	2,888,204
Accrued purchased transportation	3,979,897	3,149,849
Claims, insurance and litigation reserves	3,595,076	5,721,891
Owner Operator Deposits	2,234,842	2,315,214
Acquisition escrow	1,600,513	506,500
Other accrued expenses	3,201,410	2,666,560
Accrued liabilities	$26,108,485	$21,826,519

Note 8 — Income taxes

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	Successor				Predecessor
	Six months ended June 30, 2025	Six months ended June 30, 2024	Three months ended June 30, 2025	Three months ended June 30, 2024	Period ended January 1, to May 12, 2024	Period ended April 1, to May 12, 2024
Federal (benefit) tax at statutory rate (21%)	$(1,213,057)	$(712,097)	$(395,253)	$(647,022)	$(4,564,417)	$(4,894,854)
State taxes, net of federal benefit	(49,049)	113,922	(19,120)	48,847	(574,715)	(629,945)
Permanent differences to return	145,285	1,063,005	28,901	1,063,005	149,456	146,245
Other Discrete	88,879	6,006	60,151	6,006	(1,360,966)	(1,360,966)
Total income tax (benefit) expense	$(1,027,942)	$470,836	$(325,321)	$470,836	$(6,350,642)	$(6,739,520)

The Company’s tax year 2024 and the Founding Companies’ tax years 2020 and forward remains subject to examination by federal and state jurisdictions. The Company and Founding Companies are not currently under an IRS or state jurisdiction examination as of the date of these financials.

The Company has no uncertain tax positions.

In July 2025, the federal government enacted new tax legislation, One Big Beautiful Bill Act (“OBBBA”) that includes several provisions applicable to tax years beginning after December 31, 2024. A few provisions are particularly relevant to our business. First, the law restores 100% bonus depreciation for qualifying capital assets placed in service after January 20, 2025, reversing the previously scheduled phase-down. This change is expected to increase our near-term deductions for fleet and facility investments and may reduce our cash tax obligations in future periods. Second, the legislation reinstates the more favorable EBITDA-based limitation on the deductibility of business interest under Section 163(j), replacing the prior EBIT-based calculation. As a capital-intensive operator that finances a portion of its asset base, this change may enhance our ability to deduct interest expense and reduce future cash tax liabilities. Since the legislation was enacted after June 30, 2025, it did not affect our income tax provision or financial position as of that date. We are currently evaluating the broader implications of the new law on our liquidity, effective tax rate, and capital planning strategies for the remainder of 2025 and future periods. A third provision on the 1% floor for charitable contributions will likely apply but is expected to have an immaterial impact to our effective tax rate in the third quarter of fiscal year 2025 and future quarters.

Note 9 — Line of credit

On November 8, 2024, Proficient entered into a credit facility with a commercial bank that includes up to $25 million in term debt and up to another $20 million in a revolving line of credit with a maturity date of November 8, 2029. The term debt portion bears interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.50%, with interest only payments for the first six months and the balance at the end of six months with principal amortizing over the ensuing five years with 60 monthly payments. Drawn balances from the revolving line of credit bear interest at SOFR, plus 2.20%, with all principal and interest to be repaid at the end of five years. The amount available to be drawn from the line of credit at any point in time is based on a percentage of consolidated accounts receivable and inventory reported by Proficient and its subsidiaries subject to certain conditions, including limitations on the aging of invoices over 90 days, and maximum customer concentration. The amount available to be drawn under the line of credit was $15 million at June 30, 2025. At June 30, 2025, there was $5 million outstanding on the revolving line of credit. The term debt includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA). As of June 30, 2025, Proficient was in compliance with its debt covenants. Collateral for the facility includes Accounts Receivable balances owed to the Company, and truck maintenance inventory. Upon closing of the credit facility, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. In April 2025, the Company drew an additional $9 million from the available term debt to fund the cash portion of the acquisition of Brothers.

Note 10 — Long-term debt

	June 30, 2025	December 31, 2024
Equipment and vehicle notes payable to financial institutions, requiring monthly principal and interest payments totaling $1,886,846. The notes bear interest ranging from 2.95% to 13.0%, mature between July 2025 to February 2031 and are secured by the Company’s transportation equipment and vehicles.	$61,018,867	$59,740,532

Term Loan payable to Pinnacle Bank, requiring principal payments of $415,255 per month commencing June 2025. The notes bear interest at SOFR (Currently 4.45%) +2.5% margin per month and mature April 2031.[1]	24,503,066	16,000,000
	85,521,933	75,740,532
Less: unamortized debt issuance costs	(312,832)	(350,718)
Less: current maturities	(22,555,270)	(19,052,903)
Total long-term debt	$62,653,831	$56,336,911

(1)	The Term Loan and Line of Credit includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA), both measured quarterly.

Future maturities of long-term debt are as follows:

For the year ending December 31:
2025	$11,785,696
2026	20,536,071
2027	18,398,298
2028	16,224,193
2029 and thereafter	18,577,675
Total	$85,521,933

The Company had no new capitalized debt issuance costs during the six month period ended June 30, 2025 and June 30, 2024. Amortization expense related to the debt issuance costs totaled $37,885, $18,971, $7,952, 7,952, $4,795 and $1,516 for the six months ended June 30, 2025 (Successor), the three months ended June 30, 2025 (Successor), six months ended June 30, 2024 (Successor), three months ended June 30, 2024 (Successor), for the period from January 1 to May 12, 2024 (Predecessor) and the period April 1, 2024 to May 12, 2024 (Predecessor), respectively, and was recorded within interest expense on the condensed consolidated statements of operations.

Note 11 — Leases

Lessee — The following table presents certain information related to lease costs for finance and operating leases as of:

	Successor				Predecessor
	Six months ended June 30, 2025	Three months ended June 30, 2025	Six months ended June 30, 2024	Three months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Period from April 1 to May12, 2024
Operating lease cost	$1,364,902	695,410	$110,902	$110,902	$27,951	$9,463
Finance lease costs:
Amortization of finance lease assets	34,341	17,170	9,158	9,158	160,032	40,622
Interest on lease liabilities	4,815	2,083	2,981	2,981	132,062	89,096
Short-term lease costs	600,582	340,198	189,518	189,518	99,533	57,885
Total lease costs	$2,004,640	1,054,861	$312,559	312,559	$419,578	$197,066

As of June 30, 2025 (Successor) and December 31, 2024 (Successor), the weighted-average discount rate for operating leases was 6.88% and 6.88%, respectively. The weighted-average remaining lease term as of June 30, 2025 (Successor) and December 31, 2024 (Successor), was 7.3 and 7.2 years, respectively. As of June 30, 2025 (Successor) and December 31, 2024 (Successor), the weighted-average discount rate for finance leases was 12.08% and 12.08%, respectively and the weighted-average remaining lease term was 1.12 years and 1.05 years, respectively.

As of June 30, 2025 (Successor), future maturities of the lease liabilities were as follows:

	Operating leases	Finance leases
For the quarter ending June 30:
2025	$1,344,281	$48,067
2026	2,037,882	8,011
2027	1,672,752	-
2028	1,731,424	-
2029	1,515,097	-
Thereafter	5,285,601	-
Total undiscounted cash flows	13,587,037	56,078
Less: present value factor	(2,892,785)	(1,804)
Total lease liabilities	10,694,252	54,274
Less: current portion	(1,902,908)	(54,274)
Total long-term lease liabilities	$8,791,344	$-

Lessor — The Company finances various types of transportation-related equipment to independent third parties under lease contracts which are generally for a term of one to eight years and contain an option for the lessee to return or purchase the equipment at a purchase price. The Company classifies these leases as a sales-type lease. The Company assesses a third party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third party or similar third parties. For those leases classified as sales-type leases where collectability is not probable at lease commencement, the Company does not derecognize the underlying asset, and the payments received for these leases are recorded as deferred lease to purchase payments. This deferred revenue of $6,906,427 and $4,578,301 is reported in accrued liabilities on the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively. The determination of collectability is an ongoing assessment, at the time that collectability is determined probable, including in instances where a lease is terminated where collectability is determined probable, the liability and assets will be derecognized with a corresponding earnings recognition.

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $326,016 and $441,177 are reported as net investment in leases on the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

For the six and three months ended June 30, 2025 (Successor), for the six and three months ended June 30, 2024 (Successor) for the period from January 1, 2024 to May 12, 2024 (Predecessor), and for the period from April 1, 2024 to May 12, 2024 (Predecessor), the Company recorded interest income of $20,554, $8,158, $104, $104, $273, and $60, respectively, within interest expense, net on the condensed consolidated statements of comprehensive income.

As of June 30, 2025 (Successor), future minimum lease payments expected to be collected were as follows:

For the quarters ending June 30:
2025	$158,032
2026	157,755
2027	29,879
2028	-
Total undiscounted cash payments	345,666
Less: present value factor	(19,650)
Total net investment in lease	326,016
Less: current portion	236,913
Total net investment in lease, less current portion	$89,103

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

Note 13 — Stock-based compensation

In May 2024, the Company adopted its 2024 Long-Term Incentive Plan (“the 2024 Plan”). The 2024 Plan provides for the grant of incentive stock options (“ISOs”) to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees and directors, including employees of our affiliates. After taking into account restricted stock units granted in connection with the IPO in concurrent business combinations (Note 3), the maximum number of shares of common stock available for issuance under the 2024 Plan was 3,260,000 shares.

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

Shares subject to stock awards granted under the 2024 Plan that expire or terminate do not reduce the number of shares available for issuance under the 2024 Plan. Additionally, shares become available for future grants under the 2024 Plan if they were stock awards issued under the 2024 Plan and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award. As of June 30, 2025, there were 991,528 remaining shares available to be issued under the 2024 Plan.

Restricted Stock Units

Total compensation expense related to these restricted stock awards was $2.4 million, $1.2 million, $6.6 million and $6.6 million for the six and three month period ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, there was a total of $14.3 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next four years. The fair value of restricted stock awards is valued at the closing price of the Company’s common stock on the day preceding a grant.

A summary of all restricted stock/units outstanding as of June 30, 2025, and activity during the six month period ended June 30, 2025, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2024	1,264,459	$15.06	$19,041,263	3.72
Granted	70,135	$8.46	590,956
Vested	(274,549)	$(14.89)	(4,087,405)
Canceled/Forfeited	(18,007)	$(8.33)	(149,998)
Outstanding, June 30, 2025	1,042,038	$14.77	$15,394,816	3.15

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

The following table summarizes information about our reportable segments:

Successor

Six Months Ended June 30, 2025	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$69,095,538	$125,891,949	$194,987,487
Fuel surcharge and other reimbursements	4,070,760	8,159,335	12,230,095
Other Revenue	961,188	1,032,679	1,993,867
Lease Revenue	-	1,541,158	1,541,158
Segment Revenue	$74,127,486	$136,625,121	$210,752,607
Total consolidated			$210,752,607
Less:
Salaries, wages and benefits	28,621,437	10,379,429	39,000,866
Fuel and fuel taxes	12,845,111	-	12,845,111
Purchased transportation	-	106,156,861	106,156,861
Truck expenses	12,288,270	-	12,288,270
Depreciation	10,314,684	3,785,736	14,100,420
Other segment items(1)	6,380,275	8,699,145	15,079,420
Segment Operating profit	$3,677,709	$7,603,950	$11,281,659
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(13,518,807)
Interest Expense			(3,408,796)
Acquisition Costs			(311,807)
Other Income, net			181,291
Loss Before Income Taxes			$(5,776,460)

Other Segment Disclosures:
Depreciation(3)	$10,314,684	$3,785,736	$14,100,420
Intangible amortization(2)			4,870,471
Consolidated Depreciation and Amortization			$18,970,891

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $2,743,930 in Salaries, wages and benefits, $2,404,506 in Stock Based Compensation, $35,139 in Depreciation and amortization, $4,870,471 in Intangible Amortization, $592,065 in Insurance Premiums and Claims, and $2,872,696 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Three Months Ended June 30, 2025	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$38,619,199	$68,753,160	$107,372,359
Fuel surcharge and other reimbursements	2,721,177	4,081,078	6,802,255
Other Revenue	112,692	575,430	688,122
Lease Revenue	-	683,850	683,850
Segment Revenue	$41,453,068	$74,093,518	$115,546,586
Total consolidated			$115,546,586
Less:
Salaries, wages and benefits	16,662,947	4,703,414	21,366,361
Fuel and fuel taxes	6,779,856	-	6,779,856
Purchased transportation	-	58,948,018	58,948,018
Truck expenses	6,438,424	-	6,438,424
Depreciation	5,588,144	2,032,888	7,621,032
Other segment items(1)	2,754,013	4,840,640	7,594,653
Segment Operating profit	$3,229,684	$3,568,558	$6,798,242
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(6,672,884)
Interest Expense			(1,837,876)
Acquisition Costs			(274,705)
Other Income, net			105,069
Loss Before Income Taxes			$(1,882,154)

Other Segment Disclosures:
Depreciation(3)	$5,588,144	$2,032,888	$7,621,032
Intangible amortization(2)			2,454,641
Consolidated Depreciation and Amortization			$10,075,673

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)

Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $1,090,332 in Salaries, wages and benefits, $1,221,497 in Stock Based Compensation, $25,948 in Depreciation and amortization, $2,454,641 in Intangible Amortization, $314,496 in Insurance Premiums and Claims, and $1,565,970 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Successor

Six Months Ended June 30, 2024	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$17,225,216	$34,585,529	$51,810,745
Fuel surcharge and other reimbursements	1,124,246	2,470,417	3,594,663
Other Revenue	-	150,667	150,667
Lease Revenue	-	352,522	352,522
Segment Revenue	$18,349,462	$37,559,135	$55,908,597
Total consolidated			$55,908,597
Less:
Salaries, wages and benefits	7,078,231	1,985,392	9,063,623
Fuel and fuel taxes	3,487,063	-	3,487,063
Purchased transportation	-	28,118,434	28,118,434
Truck expenses	2,399,674	-	2,399,674
Depreciation	2,158,144	1,262,081	3,420,225
Other segment items(1)	1,938,423	1,143,473	3,081,896
Segment Operating profit/(loss)	$1,287,927	$5,049,755	$6,337,682
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(1)			(9,255,893)
Interest Expense			(639,795)
Other Income, net			167,069)
Income Before Income Taxes			$(3,390,937)

Other Segment Disclosures:
Depreciation(3)	$2,158,144	$1,262,081	$3,420,225
Intangible amortization(2)			1,076,444
Consolidated Depreciation and Amortization			$4,496,669

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.
(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $604,382 in Salaries, wages and benefits, $6,675,636 in Stock Based Compensation, $362 in Depreciation and amortization, $1,076,444 in Intangible Amortization, $134,898 in Insurance Premiums and Claims, and $764,171 in General Selling, and other Operating expenses.
(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Successor

Three Months Ended June 30, 2024	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$17,225,216	$34,585,529	$51,810,745
Fuel surcharge and other reimbursements	1,124,246	2,470,417	3,594,663
Other Revenue	-	150,667	150,667
Lease Revenue	-	352,522	352,522
Segment Revenue	$18,349,462	$37,559,135	$55,908,597
Total consolidated			$55,908,597
Less:
Salaries, wages and benefits	7,078,231	1,985,392	9,063,623
Fuel and fuel taxes	3,487,063	-	3,487,063
Purchased transportation	-	28,118,434	28,118,434
Truck expenses	2,399,674	-	2,399,674
Depreciation	2,158,144	1,262,081	3,420,225
Other segment items(1)	1,938,423	1,143,473	3,081,896
Segment Operating profit/(loss)	$1,287,927	$5,049,755	$6,337,682
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(1)			(8,946,015)
Interest Expense			(639,795)
Other Income, net			167,069
Income Before Income Taxes			$(3,081,059)

Other Segment Disclosures:
Depreciation(3)	$2,158,144	$1,262,081	$3,420,225
Intangible amortization(2)			1,076,444
Consolidated Depreciation and Amortization			$4,496,669

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.
(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $604,382 in Salaries, wages and benefits, $6,675,636 in Stock Based Compensation, $362 in Depreciation and amortization, $1,076,444 in Intangible Amortization, $134,898 in Insurance Premiums and Claims, and $454,293 in General Selling, and other Operating expenses.
(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Predecessor

Period January 1, 2024 to May 12, 2024	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$6,749,129	$32,198,658	$38,947,787
Fuel surcharge and other reimbursements	819,998	1,253,089	2,073,087
Lease Revenue	-	196,814	196,814
Segment Revenue	$7,569,127	$33,648,561	$41,217,688
Total consolidated			$41,217,688
Less:
Salaries, wages and benefits	5,328,667	22,155,104	27,483,771
Fuel and fuel taxes	1,119,549	-	1,119,549
Purchased transportation	-	25,995,763	25,995,763
Truck expenses	1,886,793	-	1,886,793
Depreciation	872,783	62,205	934,988
Other segment items(1)	986,536	3,830,253	4,816,789
Segment Operating profit/(loss)	$(2,625,201)	$(18,394,764)	$(21,019,965)
Reconciliation of segment operating profit to income before income taxes:
Interest Expense			(717,431)
Other Income, net			2,078
Income Before Income Taxes			$(21,735,318)

Other Segment Disclosures:
Depreciation(2)	$872,783	$62,205	$934,988
Consolidated Depreciation			$934,988

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Predecessor

Period April 1, to May 12, 2024	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$2,314,410	$10,278,689	$12,593,099
Fuel surcharge and other reimbursements	650,118	76,510	726,628
Lease Revenue	-	71,369	71,369
Segment Revenue	$2,964,528	$10,426,568	$13,391,096
Total consolidated			$13,391,096
Less:
Salaries, wages and benefits	3,011,897	19,984,511	22,996,408
Fuel and fuel taxes	356,627	-	356,627
Purchased transportation	-	8,509,385	8,509,385
Truck expenses	771,972	-	771,972
Depreciation	275,742	19,909	295,651
Other segment items(1)	635,974	2,870,944	3,506,918
Segment Operating profit/(loss)	$(2,087,684)	$(20,958,181)	$(23,045,865)
Reconciliation of segment operating profit to income before income taxes:
Interest Expense			(265,041)
Other Income, net			2,078
Income Before Income Taxes			$(23,308,828)

Other Segment Disclosures:
Depreciation(2)	$275,742	$19,909	$295,651
Consolidated Depreciation			$295,651

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Note 15 — Loss per share

Basic loss per share is based upon the weighted average common shares outstanding during each year. Diluted loss per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the six and three months ended June 30, 2025, the Company had outstanding restricted shares of common stock to certain of our employees and directors, under the Company’s restricted stock award plans. The diluted shares include the dilutive effect of restricted stock units based on the treasury stock method.

A reconciliation of the numerator (net loss) and denominator (weighted average number of shares outstanding of the basic loss per share) for the six and three months ended June 30, 2025 and 2024 is as follows:

	Six months ended June 30, 2025	Three months ended June 30, 2025	Six months ended June 30, 2024	Three months ended June 30, 2024
Numerator:
Net Loss	$(4,748,518)	$(1,556,833)	$(3,861,773)	$(3,551,895)

Denominator:
Weighted-Average Number of Shares of Common Stock	27,341,813	27,611,515	27,611,515	14,992,736
Basic Loss per Share	$(0.17)	$(0.06)	$(0.06)	$(0.24)

The Company excluded 1,151,952, 1,151,445, 1,255,508, and 1,255,508 of RSU’s from the computation of weighted-average number of shares of common stock in computing the diluted loss per share for the periods presented because including them would have had an anti-dilutive effect for the six and three months ended June 30, 2025 (Successor) and for the six and three months ended June 30, 2024 (Successor), respectively.

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

Independent Contractors Misclassification Class Action

In 2016, a truck driver who contracted with Tribeca Automotive, Inc. filed a Complaint in Essex County Superior Court of New Jersey, bringing claims on behalf of himself and those similarly situated against Tribeca and its owners. An amended class complaint was filed in April 2022. The putative class alleges Tribeca misclassified contracted truck drivers as independent contractors, rather than “employees” under applicable law.  As a result, the class claims overtime and unlawful deductions violations of New Jersey Wage and Hour Law and New Jersey Wage Payment Law. Tribeca denies liability and the parties are engaged in mediation.  We are entitled to the stated indemnity in the Purchase Agreement from the sellers of Tribeca relating to this potential liability.

Former Employee Class Action

In May 2024, a former employee filed a class action lawsuit against Deluxe Auto Carriers, Inc., in Riverside County Superior Court in California. The lawsuit alleges class claims against Deluxe for unpaid minimum and overtime wages, non-compliant meal and rest periods, unreimbursed business expenses, and inaccurate wage statements, among other claims. A class settlement was reached for $400,000, in which Deluxe continues to deny liability. The settlement is subject to court approval processes, after which payment will be due, and is included within accrued liabilities on the consolidated balance sheet as of June 30, 2025. We are entitled to indemnification from the sellers of Deluxe for the potential liability relating to this contingency.

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

Note 17 — Subsequent events

We have evaluated all events subsequent to the balance sheet date as of June 30, 2025 and through the date this report was issued and determined that there have been no events that would require adjustments or additional disclosures to our Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes of Proficient and Proficient Transport included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 (the “Quarterly Report”) and the consolidated financial statements and related notes of Proficient and Proficient Transport for the year ended December 31, 2024 included in Proficient’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025 (the “Annual Report”).

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

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America based upon information obtained from leadership of the Auto Haulers Association of America, utilizing roughly 1,350 auto transport vehicles and trailers on a daily basis, including approximately 920 Company-owned transport vehicles and trailers, and employing 785 dedicated employees as of June 30, 2025. From our 57 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers include nearly all of the global auto manufacturing companies. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Description of the Combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca. On May 13, 2024, the Company completed its IPO of its common stock, and in connection with the closing of the IPO, the Company also completed the acquisitions of all of the Founding Companies. Thereafter, on August 16, 2024, the Company acquired Auto Transport Group, LC, (“ATG”), then on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah.   On April 1, 2025, the Company acquired Brothers Auto Transport, LLC, (“Brothers”), located in Wind Gap, Pennsylvania and on May 27, 2025, the Company acquired PVT Truck & Trailer Repair, LLC, (“PVT”) a repair facility located at the Brothers headquarters. These acquisitions expanded the Company’s geographic presence and services offered. The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer”.

Proficient Auto Logistics, Inc. has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, Management’s Discussion And Analysis Of Results Of Operations And Financial Condition For The Three and Six Months Ended June 30, 2025 and June 30, 2024 for each of Proficient and Proficient Transport are included in this Quarterly Report on Form 10-Q. A black-line between the Successor and Predecessor periods has been placed in the financial tables below to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations”.

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

Generally, we receive fuel surcharges on the miles moved for which we are compensated by customers. Fuel surcharge revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price increases.

We monitor as key operating metrics average revenue per unit and average revenue per loaded mile, as applicable to the portions of our business that contract on each of these bases.

Operating Expenses

The most significant operating expenses vary with miles traveled and include (i) fuel and fuel taxes, (ii) driver related expenses, such as salaries, wages, benefits, training and recruitment, (iii) the cost of purchased transportation that we pay to third-party carriers and (iv) maintenance of our fleet. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles traveled, but also have a controllable component based on safety, fleet age, efficiency and other factors. The main fixed costs include depreciation of long-term assets, such as revenue equipment and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

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

Property and equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). We generally use estimated useful lives of five to ten years for trucks and trailers, classified as transportation equipment. The depreciable lives of revenue equipment represent the estimated usage period of the equipment, which may be less than the economic lives.

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

Business Combinations — The Company accounts for business combinations using the acquisition method pursuant to ASC 805, Business Combinations. For each acquisition, the Company recognizes the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Valuations of certain assets acquired, including customer relationships, developed technology and trade names involve significant judgment and estimation. The Company uses independent valuation specialists to help determine fair value of certain assets and liabilities. Valuations utilize significant estimates, such as forecasted revenues and profits. Changes in these estimates could significantly impact the value of certain assets and liabilities. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date. The Company completes the final fair value determination of the assets acquired and liabilities assumed for each acquired business as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

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

We are typically paid a predetermined rate per unit for our Company Drivers services. Our executed contracts contain fixed terms and rates and are often used by our customers with high-service and high-priority freight. We continually strive to increase our revenues derived from contracts by continuing to build upon our existing relations and acquire new relations with OEMs.

Our contracts with customers in the Company Drivers segment generally include a fuel surcharge to account for fluctuating fuel prices. Built into our predetermined contract rates with each customer is a baseline fuel price and when fuel prices rise above this baseline price, our customers compensate us for the variance in the form of additional revenue. If fuel prices drop below the baseline price, we may in turn owe our customers this variance and record a discount. This additional revenue/discount is represented on the Fuel Surcharge and Other Reimbursements line in the condensed consolidated financial statements.

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

Our Company Drivers segment requires substantial capital expenditures for the purchase of new revenue equipment. We use a combination of financing leases and secured long-term debt to acquire revenue equipment. When we finance revenue equipment acquisitions with either finance leases or long-term debt, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation” and “Interest expense”. We expect our depreciation and interest expense will be impacted by changes in the percentage of our revenue equipment acquired in any given year.

Subhaulers Segment

In our Subhaulers Segment, we generate revenue by independent owner operators (who run under our DOT authority) and independent third-party carriers to assist in transporting autos for customers in our OEM contract and spot arrangements, and secondary market auto moves. We maintain the customer relationship, including billing and collection, but outsource the transportation of the loads. The main factors that affect operating revenue in our Subhaulers segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through the subhaulers segment and our ability to secure capacity using independent carriers.

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

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP measures, including EBITDA and Operating Ratio, provide useful information in measuring operating performance, generating future operating plans and making strategic decisions regarding allocation of capital. Management believes this information presents helpful comparisons of financial performance between periods by excluding the effect of certain non-recurring items.

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

The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Successor		Successor		Predecessor
	Six months ended June 30, 2025	Six months ended June 30, 2024	Three months ended June 30, 2025	Three months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Period from April 1, 2024 to May 12, 2024
Total operating revenue	$210,752,607	$55,908,587	$115,546,586	$55,908,587	$41,217,688	$13,391,096
Net loss	(4,748,518)	(3,861,773)	(1,556,833)	(3,551,895)	(15,384,676)	(16,569,308)
Add Back:
Interest expense	3,408,796	639,795	1,837,876	639,795	717,431	265,041
Income tax (benefit) expense	(1,027,942)	470,836	(325,321)	470,836	(6,350,642)	(6,739,520)
Depreciation	14,135,559	3,420,586	7,646,980	3,420,586	934,988	265,041
Intangible amortization	4,870,471	1,076,445	2,454,641	1,076,445	-	-
EBITDA	16,638,366	1,745,889	10,057,343	2,055,767	(20,082,899)	(22,778,746)
EBITDA Margin	7.9%	3.1%	8.7%	3.7%	-48.7%	-170.1%

Add Back:
Stock-based compensation	2,404,506	6,675,636	1,221,497	6,675,636	-	-
Adjusted EBITDA	$19,042,872	$8,421,525	$11,278,840	$8,731,403	$(20,082,899)	$(22,778,746)
Adjusted EBITDA Margin	9.0%	15.1%	9.8%	15.6%	-48.7%	-170.1%

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

The following table provides a reconciliation of total operating revenue and operating (loss) income, to operating margin and adjusted operating margin:

	Successor		Successor		Predecessor
	Six months ended June 30, 2025	Six months ended June 30, 2024	Three months ended June 30, 2025	Three months ended June 30, 2024	Period from January 1, 2024 to May 12, 2024	Period from April 1, 2024 to May 12, 2024
Total operating revenue	$210,752,607	$55,908,597	$115,546,586	$55,908,597	$41,217,688	$13,391,096
Total operating expenses	212,989,755	58,826,808	115,421,228	58,516,930	62,237,653	36,436,961
Operating (loss) income	(2,237,148)	(2,918,221)	125,358	(2,608,333)	(21,019,965)	(23,045,865)
Operating Ratio	101.1%	105.2%	99.9%	104.7%	151.0%	272.1%

Add Back:
Stock-based compensation	2,404,506	6,675,636	1,221,497	6,675,636	-	-
Intangible amortization	4,870,471	1,076,445	2,454,641	1,076,445	-	-
Adjusted Total Operating Expenses	205,714,778	51,074,728	111,745,090	50,764,849	62,237,653	36,436,961
Adjusted Operating Ratio	97.6%	91.4%	96.7%	90.8%	151.0%	272.1%

Results of Operations for the three months ended June 30, 2025 and June 30, 2024 (Predecessor) and period ended April 1 to May 12, 2024 (Successor)

Successor financial information presented below includes results for the three months ended June 30, 2025. We have excluded the Successor financial information for the three months ended June 30, 2024 as it only includes immaterial expenses incurred prior to the IPO and only a partial quarter of the acquired entities for comparability. The Predecessor financial information presented below shows only the results of operations for Proficient Transport for the period ended April 1, to May 12, 2024. The following discussion takes into consideration the lack of comparability. See Note 3 —Business Combinations for more information.

	Successor	Predecessor
	Three months ended June 30, 2025	Period Ended April 1 to May 12, 2024
Operating revenue
Revenue, before fuel surcharge	$107,372,359	$12,593,099
Fuel surcharge and other reimbursements	6,802,255	726,628
Other Revenue	688,122	-
Lease Revenue	683,850	71,369
Total operating revenue	115,546,586	13,391,096

Operating Expenses
Salaries, wages and benefits	22,456,693	22,996,408
Stock-based compensation	1,221,497	-
Fuel and fuel taxes	6,779,856	356,627
Purchased transportation	58,948,018	8,509,385
Truck expenses	6,438,424	771,972
Depreciation	7,646,980	295,651
Intangible amortization	2,454,641	-
Loss (Gain) on sale of equipment	(235,095)	-
Insurance premiums and claims	5,382,512	515,430
General, selling, and other operating expenses	4,327,702	2,991,488
Total Operating Expenses	115,421,228	36,436,961
Operating income (loss)	125,358	(23,045,865)
Other income and expense
Interest expense	(1,837,876)	(265,041)
Acquisition Costs	(274,705)	-
Other income, net	105,069	2,078
Total other expense, net	(2,007,512)	(262,963)
Loss before income taxes	(1,882,154)	(23,308,828)
Income tax benefit	(325,321)	(6,739,520)
Net loss	$(1,556,833)	$(16,569,308)

Operating Revenue — The Company generates revenue from two primary sources: transporting freight for customers, including related fuel surcharge revenue and other reimbursements (Company Drivers), and arranging for the transportation of customer freight by third-party carriers (Subhaulers). Company Drivers segment revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by the Company’s service offerings to OEMs and the secondary market. Subhaulers segment revenue before fuel surcharges and other reimbursements is primarily generated through dispatching and brokering freight to third-party carriers. Fuel surcharges and other reimbursements represent additional revenue the Company earns based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

The Company’s total operating revenue is affected by, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of its marketing and sales efforts and the availability of drivers and third-party carriers.

A summary of the Company’s revenue generated by segment for the periods indicated is as follows:

	Successor	Predecessor
	Three months ended June 30, 2025	Period Ended April 1 to May 12, 2024
Operating revenue
Company Drivers	$38,619,199	$2,314,410
Company Drivers fuel surcharge and other reimbursements	2,721,177	650,118
Other Revenue	112,692	-
Lease Revenue	-	-
Total Company Drivers revenue	41,453,068	2,964,528

Subhaulers	68,753,160	10,278,689
Subhaulers fuel surcharge and other reimbursements	4,081,078	76,510
Other Revenue	575,430	-
Lease Revenue	683,850	71,369
Total Subhaulers revenue	74,093,518	10,426,568
Total operating revenue	$115,546,586	$13,391,096

In the Company Driver segment, operating revenues increased by $38.5 million, or 1,298%, to $41.5 million in the three months ended June 30, 2025 compared to $3.0 million for the period April 1 to May 12, 2024. The increase in the Company Drivers segment’s revenue was driven by the Successor period including revenue from the acquired entities and the Predecessor period is only for half of the quarter.

In the Subhaulers segment, operating revenues increased by $63.7 million, or 611%, to $74.1 million in the three months ended June 30, 2025 compared to $10.4 million for the period April 1 to May 12, 2024. The increase in the Subhaulers segment’s revenue was driven by the Successor period including revenue from the acquired entities and the Predecessor period is only for half of the quarter.

During the second quarter of 2025, we experienced elevated movement due to a pull-forward in purchases related to tariff policy. However, there was significant volatility in the Seasonally Adjusted Annual Rate (“SAAR”) of automotive sales in the quarter driven by the implementation and ongoing changes in tariffs as well as increasingly cautious consumer behavior regarding large purchases.

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

Salaries, wages and benefits decreased by $540,000, or 2%, to $22.5 million in the three months ended June 30, 2025, compared to $23.0 million for the period April 1 to May 12, 2024. The Predecessor’s salaries expense includes bonuses paid by the seller in connection with the IPO.

Stock-based compensation — Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy.

Stock-based compensation increased to $1.2 million in the three months ended June 30, 2025 compared to $0 for the period April 1 to May 12, 2024. The increase is due to the result of stock-based compensation being offered following the Company’s IPO during 2024.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by company drivers.

Fuel and fuel taxes increased by $6.4 million, or 1801%, to $6.8 million in the three months ended June 30, 2025 compared to $356,000 for the period April 1 to May 12, 2024. The increase in fuel and fuel taxes was driven primarily by the Successor period including expenses from the acquired entities.

Purchased transportation — Purchased transportation consists of the payments the Company makes to owner-operators and third-party carriers.

Purchased transportation increased by $50.4 million, or 593%, to $58.9 million in the three months ended June 30, 2025 compared to $8.5 million for the period April 1 to May 12, 2024. The increase in purchased transportation was driven by the Successor period including expenses from the acquired entities, as well as the expansion of the subhauler network, revenue from new contracts and spot buy opportunities.

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses increased 734% to $6.4 million in the three months ended June 30, 2025 compared to $772,000 for the period April 1 to May 12, 2024. This is primarily due to the Successor period including expenses from the acquired entities.

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

Depreciation and amortization and the loss (gain) on sale of equipment increased by $7.1 million, or 2407%, to $7.4 million in the three months ended June 30, 2025 compared to $296,000 for the period April 1 to May 12, 2024. The increase in depreciation and amortization and the loss (gain) on sale of equipment was driven by the Successor period including expenses from the acquired entities.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization increased $2.5 million in the three months ended June 30, 2025 compared to $0 for the period April 1 to May 12, 2024. This is due to the Predecessor not having any intangible assets.

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

Insurance premiums and claims increased by $4.9 million, or 944%, to $5.4 million in the three months ended June 30, 2025 compared to $515,000 for the period April 1 to May 12, 2024. The increase in insurance premiums and claims was driven by the Successor period including expenses from the acquired entities. Subsequent to the end of the second quarter, we consolidated our casualty and workers’ compensation insurance plans into a single policy, which will benefit the company by not only providing cost savings relative to similar coverage levels spread across numerous carriers, but also simplifying administration, streamlining the claims process, and ensuring better coverage consistency.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating expenses increased by $1.3 million, or 45%, to $4.3 million in the three months ended June 30, 2025 compared to $3.0 million for the period April 1 to May 12, 2024. The increase in general, selling, and other operating expenses was primarily due to the Successor period including expenses from the acquired entities.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net increased by $1.6 million, or 593%, to $1.8 million in the three months ended June 30, 2025 compared to $265,000 million for the period April 1 to May 12, 2024. The increase was primarily due to the Successor period including interest expense from the acquired entities.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio decreased by 100.5% to 99.9% in the three months ended June 30, 2025 as compared to 272.1% for the period April 1 to May 12, 2024. The decrease in operating ratio is primarily due to the Predecessor’s salaries expense including bonuses paid by the seller in connection with the IPO. Excluding successor stock-based compensation and intangible amortization expense, the adjusted operating ratio for the three months ended June 30, 2025 is 96.7%. We are working to achieve synergies across all operating companies, which should reduce the operating ratio over time. See “Non-GAAP Financial Measure” section for the Company’s calculation of operating ratio and adjusted operating ratio.

EBITDA — EBITDA increased by $32.8 million, or 144.2%, to $10.1 million in the three months ended June 30, 2025 compared to $(22.8) million for the period April 1 to May 12, 2024. The increase was due to the Successor period having more revenue from the acquired entities and the predecessor period including bonuses paid by the seller in connection with the IPO. See “Non-GAAP Financial Measure” section for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, and share-based compensation expenses. Adjusted EBITDA increased by $34.0 million, or 149.5%, to $11.3 million in the second quarter of 2025 compared to $(22.8) million for the period April 1 to May 12, 2024. The increase was due to the Successor period having more revenue from the acquired entities and the predecessor period including bonuses paid by the seller in connection with the IPO. See “Non-GAAP Financial Measure” section for the Company’s calculation of Adjusted EBITDA.

Results of Operations for the six months ended June 30, 2025 and June 30, 2024 (Successor) and period ended January 1, to May 12, 2024 (Predecessor)

Successor financial information presented below includes results for the six months ended June 30, 2025. We have excluded the Successor financial information for the six months ended June 30, 2024 as it only includes immaterial expenses incurred prior to the IPO and only a partial quarter of the acquired entities for comparability. The Predecessor financial information presented below shows only the results of operations for Proficient Transport for the period ended January 1, to May 12, 2024. The following discussion takes into consideration the lack of comparability. See Note 3 —Business Combinations for more information.

	Successor	Predecessor
	Six months ended June 30, 2025	Period Ended January 1 to May 12, 2024
Operating revenue
Revenue, before fuel surcharge	$194,987,487	$38,947,787
Fuel surcharge and other reimbursements	12,230,095	2,073,087
Other Revenue	1,993,867	-
Lease Revenue	1,541,158	196,814
Total operating revenue	210,752,607	41,217,688

Operating Expenses
Salaries, wages and benefits	41,744,796	27,483,771
Stock-based compensation	2,404,506	-
Fuel and fuel taxes	12,845,111	1,119,549
Purchased transportation	106,156,861	25,995,763
Truck expenses	12,288,270	1,886,793
Depreciation	14,135,559	934,988
Intangible amortization	4,870,471	-
Loss (Gain) on sale of equipment	(226,314)	(235,081)
Insurance premiums and claims	10,341,191	1,107,047
General, selling, and other operating expenses	8,429,304	3,944,823
Total Operating Expenses	212,989,755	62,237,653
Operating loss	(2,237,148)	(21,019,965)
Other income and expense
Interest expense	(3,408,796)	(717,431)
Acquisition Costs	(311,807)	-
Other income, net	181,291	2,078
Total other expense, net	(3,539,312)	(715,353)
Loss before income taxes	(5,776,460)	(21,735,318)
Income tax benefit	(1,072,942	(6,350,642)
Net loss	$(4,748,518)	$(15,384,676)

A summary of the Company’s revenue generated by segment for the periods indicated is as follows:

	Successor	Predecessor
	Six months ended June 30, 2025	Period Ended January 1 to May 12, 2024
Operating revenue
Company Drivers	$69,095,538	$6,749,129
Company Drivers fuel surcharge and other reimbursements	4,070,760	819,998
Other Revenue	961,188	-
Lease Revenue	-	-
Total Company Drivers revenue	74,127,486	7,569,127

Subhaulers	125,891,949	32,198,658
Subhaulers fuel surcharge and other reimbursements	8,159,335	1,253,089
Other Revenue	1,032,679	-
Lease Revenue	1,541,158	196,814
Total Subhaulers revenue	136,625,121	33,648,561
Total operating revenue	$210,752,607	$41,217,688

In the Company Drivers segment, operating revenues increased by $66.6 million, or 879%, to $74.1 million in the six months ended June 30, 2025 compared to $7.6 million for the period January 1 to May 12, 2024. The increase in the Company Drivers segment’s revenue was driven by the Successor period including revenue from the acquired entities.

In the Subhaulers segment, operating revenues increased by $103.0 million, or 306%, to $136.6 million in the six months ended June 30, 2025 compared to $33.6 million for the period January 1 to May 12, 2024. The increase in the Subhaulers segment’s revenue was driven by the Successor period including revenue from the acquired entities.

During 2025, the Company successfully secured two new contracted markets with an existing customer. Additionally, early in the quarter, we experienced elevated movement due to a pull-forward in purchases related to tariff policy. However, there was significant volatility in the Seasonally Adjusted Annual Rate (“SAAR”) of automotive sales in the quarter driven by the implementation and ongoing changes in tariffs as well as increasingly cautious consumer behavior regarding large purchases.

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

Salaries, wages and benefits decreased by $14.2 million, or 52%, to $41.7 million in the six months ended June 30, 2025 compared to $27.5 million for the period January 1 to May 12, 2024. The increase in salaries was driven primarily by the Successor period including expenses from the acquired entities.

Stock-based compensation — Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy.

Stock-based compensation increased to $2.4 million in the six months ended June 30, 2025 compared to $0 for the period January 1 to May 12, 2024. The increase is due to the result of stock-based compensation being offered following the Company’s IPO during 2024.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by company drivers.

Fuel and fuel taxes increased by $11.7 million, or 1047%, to $12.8 million in the six months ended June 30, 2025 compared to $1.1 million for the period January 1 to May 12, 2024. The increase in fuel and fuel taxes was driven primarily by the Successor period including expenses from the acquired entities.

Purchased transportation — Purchased transportation consists of the payments the Company makes to owner-operators and third-party carriers.

Purchased transportation increased by $80.2 million, or 308%, to $106.2 million in the six months ended June 30, 2025 compared to $26.0 million for the period January 1 to May 12, 2024. The increase in purchased transportation was driven by the Successor period, which includes expenses from the acquired entities, as well as the expansion of the subhauler network, revenue from new contracts and spot buy opportunities.

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses increased 551% to $12.3 million in the six months ended June 30, 2025 compared to $1.9 million for the period January 1 to May 12, 2024. This is primarily due to the Successor period including expenses from the acquired entities.

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

Depreciation and amortization and the loss (gain) on sale of equipment increased by $13.2 million, or 1887%, to $13.9 million in the six months ended June 30, 2025 compared to $700,000 for the period January 1 to May 12, 2024. The increase in depreciation and amortization and the loss (gain) on sale of equipment was driven by the Successor period including expenses from the acquired entities.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization increased $4.9 million in the six months ended June 30, 2025 compared to $0 for the period January 1 to May 12, 2024. This is due to the Predecessor not having any intangible assets.

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

Insurance premiums and claims increased by $9.2 million, or 834%, to $10.3 million in the six months ended June 30, 2025 compared to $1.1 million for the period January 1 to May 12, 2024. The increase in insurance premiums and claims was driven by the Successor period including expenses from the acquired entities. Subsequent to the end of the second quarter, we consolidated our casualty and workers’ compensation insurance plans into a single policy, which will benefit the company by not only providing cost savings relative to similar coverage levels spread across numerous carriers, but also simplifying administration, streamlining the claims process, and ensuring better coverage consistency.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating expenses increased by $4.5 million, or 114%, to $8.4 million in the six months ended June 30, 2025 compared to $3.9 million for the period January 1 to May 12, 2024. The increase in general, selling, and other operating expenses was primarily due to the Successor period including expenses from the acquired entities.

Interest expense, net —Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net increased by $2.7 million, or 375%, to $3.4 million in the six months ended June 30, 2025 compared to $717,000 for the period January 1 to May 12, 2024. The increase was primarily due to the Successor period, which includes interest expense from the acquired entities.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio decreased by 89.4% to 101.1% in the six months ended June 30, 2025 as compared to 151.0% for the period January 1 to May 12, 2024. The decrease in operating ratio is primarily due to the predecessor’s salaries expense including bonuses paid by the seller in connection with the IPO. Excluding successor stock-based compensation and intangible amortization expense, the adjusted operating ratio for the six months ended June 30, 2025 is 97.6%. We are working to achieve synergies across all operating companies, which should reduce the operating ratio over time. See “Non-GAAP Financial Measure” section for the Company’s calculation of operating ratio and adjusted operating ratio.

EBITDA — EBITDA increased by 36.7 million, or 182.8%, to $16.6 million in the six months ended June 30, 2025 compared to $(20.1) million for the period January 1 to May 12, 2024. The increase was due to the Successor period having more revenue from the acquired entities and the predecessor period including bonuses paid by the seller in connection with the IPO. See “Non-GAAP Financial Measure” section for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, and share-based compensation expenses. Adjusted EBITDA increased by $39.2 million, or 194.8%, to $19.0 million in the first half of 2025 compared to $(20.1) million for the period January 1 to May 12, 2024. The increase was due to the Successor period having more revenue from the acquired entities and the predecessor period including bonuses paid by the seller in connection with the IPO. See “Non-GAAP Financial Measure” section for the Company’s calculation of Adjusted EBITDA.

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

The Loan Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens on their respective assets, engage in mergers and other fundamental changes, make investments, enter into transactions with affiliates, pay dividends and make other restricted payments, prepay other indebtedness and sell assets, in each case subject to certain exceptions set forth in the Loan Agreement. The Loan Agreement also requires the Company to maintain (i) a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of greater than or equal to 1.25 to 1.00 and (ii) a Funded Debt to Adjusted EBITDA Ratio (as defined in the Loan Agreement) of less than or equal to 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with its debt covenants as of June 30, 2025.

All obligations under the Loan Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its subsidiaries.

Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. On April 1, 2025, the Company drew $9.0 million to fund the cash portion of the Brothers Auto Transport, LLC acquisition. As of June 30, 2025, there was $24.5 million outstanding under the Loan Agreement.

Cash Flows

For the six months ended June 30, 2025 (Successor), cash flows from operating activities were $13.2 million, representing a $5.2 million increase compared to the period from January 1 to May 12, 2024 (Predecessor). The increase was primarily driven by adjusted operating net income of $15.3 million, compared to a net loss of $18.3 million in the Predecessor period after considering non-cash adjustments. These improvements were partially offset by increases in working capital, which included decreases in accrued liabilities and a rise in accounts receivable, reflecting operational growth and timing differences.

For the six months ended June 30, 2025 (Successor), cash flows used in investing activities were $11.1 million. This decrease of $11.1 million compared to the period ended January 1 to May 12, 2024 (Predecessor) is mainly due to the cash paid to purchase new equipment and the acquisition of Brothers and PVT Truck and Trailer.

For the six months ended June 30, 2025 (Successor), cash flows used in financing activities were $3.9 million, which was an increase of $1.7 million compared to the period ended January 1 to May 12, 2024 (Predecessor).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Remediation steps are being taken to improve the Company’s internal controls over financial reporting to address the underlying causes, including: designing and implementing increased controls, increased oversight and review of technical systems and engaging third-parties. Remediation initiatives are on track, as of July 31, 2025, all operating companies, excluding the repair facilities, have been converted to one accounting technology platform, which allows for appropriate internal controls related to financial reporting.

We anticipate completing the remaining remediation steps by the end of the year.

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

Changes in Internal Control Over Financial Reporting

Except for the enhancements to controls to address the material weakness discussed above, there were no changes to our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The Company is involved from time to time in various legal proceedings and governmental and regulatory proceedings that arise in the ordinary course of business. The Company does not believe that such litigation, claims, and administrative proceedings will have a material adverse impact on the Company’s financial position or results of operations. For information regarding our legal proceedings, see Note 16, Commitments and Contingencies.

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties. You should review and consider carefully the risks and uncertainties described in more detail in Item 1A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

We did not sell any unregistered equity securities during the three-month period ended June 30, 2025.

We did not repurchase any shares of our common stock during the three-month period ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On August 14, 2025, the Company and Rick O’Dell, Chief Executive Officer of the Company, entered into an amendment (the “Amendment”) to that certain Employment Agreement, by and between the Company and Mr. O’Dell, dated as of May 13, 2024 (the “Employment Agreement”). The Amendment clarifies what retirement would result in an acceleration of the vesting of Mr. O’Dell’s restricted stock units. Pursuant to the terms of the Amendment, a “Qualifying Retirement” shall occur upon Mr. O’Dell’s retirement and upon determination by the Compensation Committee to treat such retirement as a Qualifying Retirement.

The foregoing summary of the Amendment set forth under this Item 5 is qualified in its entirety by reference to the complete terms and conditions of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(c) None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.

Item 6. Exhibits

Exhibit Number
10.1	Amendment No. 1 to the Executive Employment Agreement, dated as of August 14, 2025, by and between Richard O’Dell and the Company.
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Proficient Auto Logistics, Inc.

Date: August 14, 2025	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)