Form 10-Q
period 2025-09-30
Proficient Auto Logistics, Inc
filed 2025-11-14
CIK 1998768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The registrant had 27,830,037 shares of common stock outstanding at November 10, 2025.

Index

Page
PART I - FINANCIAL INFORMATION:
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Proficient Auto Logistics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024 (Successor)	1
Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025 (Successor), the three and nine months ended September 30, 2024 (Successor), and the period from January 1, 2024 to May 12, 2024 (Predecessor) (unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2025 (Successor), the three and nine months ended September 30, 2024 (Successor), and the period from January 1, 2024 to May 12, 2024 (Predecessor) (unaudited)	3
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025 (Successor), the nine months ended September 30, 2024 (Successor) and the period from January 1, 2024 to May 12, 2024 (Predecessor) (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39

PART II - OTHER INFORMATION:	41
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	41
Item 6. Exhibits	42

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

For accounting and reporting purposes, Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company (as defined below). The Successor financial information presented herein includes results of operations for the period ended September 30, 2025, from the acquired businesses as well as expenses from the acquiring entity. The unaudited condensed consolidated financial statements as of, and for, the three and nine months ended, September 30, 2024, for Proficient (Successor), and the period from January 1, 2024, to May 12, 2024, for Proficient Transport (Predecessor) are included in this Quarterly Report on Form 10-Q. The Company is not required to provide, and this Quarterly Report on Form 10-Q does not contain, pro forma financial data giving effect to the completion of the Combinations and the completion of the IPO and the use of the proceeds therefrom. However, the Company is providing summary unaudited combined financial information for the nine months ended September 30, 2024. See Note 3 - “Business Combinations”. The summary of unaudited combined financial information has been prepared by, and is the responsibility of, Proficient’s and the Founding Companies’ management. The unaudited consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet as of December 31, 2024, is derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all necessary adjustments to present fairly the Company’s interim financial position, results of operations and cash flows. All adjustments are of a recurring nature unless otherwise disclosed herein.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Proficient” refer to the successor company, Proficient Auto Logistics, Inc., prior to the Combinations, and to Proficient Auto Logistics, Inc. and its subsidiaries after giving effect to the Combinations.

ii

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	Successor
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$14,535,206	$15,398,714
Accounts receivable, less allowance for credit losses (2025 - $444,292; 2024 - $134,372)	45,921,867	37,394,656
Net investment in leases, current portion	157,379	266,447
Maintenance supplies	1,629,186	1,356,814
Assets held for sale	28,500	265,900
Income tax receivable	2,294,190	2,944,742
Prepaid expenses and other current assets	8,152,346	10,060,169
Total current assets	72,718,674	67,687,442
Property and equipment, net of accumulated depreciation (2025 - $35,914,331; 2024 - $15,541,572)	120,531,376	122,636,636
Operating lease right-of-use assets	9,295,968	10,970,536
Net investment in leases, less current portion	37,495	175,330
Deposits	6,144,419	4,676,679
Goodwill	173,424,181	169,056,675
Intangible assets, net of amortization (2025 - $13,034,472; 2024 - $5,709,360)	127,385,528	132,490,640
Other long-term assets	734,621	393,006
Total assets	$510,272,262	$508,086,944

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$11,107,676	$9,829,355
Accrued liabilities	29,494,642	21,826,519
Finance lease liabilities, current portion	31,578	89,184
Operating lease liabilities, current portion	1,696,349	1,825,970
Long-term debt, current portion	21,417,482	19,052,903
Total current liabilities	63,747,727	52,623,931

Long-term liabilities:
Line of credit	-	7,000,000
Finance lease liabilities, less current portion	-	8,343
Operating lease liabilities, less current portion	7,848,501	9,258,234
Long-term debt, less current portion	57,812,341	56,336,911
Deferred tax liability, net	40,132,537	42,638,079
Other long-term liabilities	2,341,923	2,241,923
Total liabilities	171,883,029	170,107,421

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,818,905 and 27,069,114 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	278,188	270,691
Additional paid in capital	354,927,346	346,756,929
Accumulated deficit	(16,816,301)	(9,048,097)
Total stockholders’ equity	338,389,233	337,979,523
Total liabilities and stockholders’ equity	$510,272,262	$508,086,944

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Successor				Predecessor
	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Three months ended September 30, 2025	Three months ended September 30, 2024	Period January 1 to May 12, 2024
Operating revenue
Revenue, before fuel surcharge	$299,887,668	$136,100,637	$104,900,181	$84,289,892	$38,947,787
Fuel surcharge and other reimbursements	19,672,820	9,611,959	7,442,725	6,017,296	2,073,087
Other revenue	3,260,712	526,634	1,266,845	375,967	-
Lease revenue	2,226,211	1,174,868	685,053	822,346	196,814
Total operating revenue	325,047,411	147,414,098	114,294,804	91,505,501	41,217,688

Operating Expenses
Salaries, wages and benefits	64,086,192	27,041,664	22,341,396	17,373,659	27,483,771
Stock-based compensation	4,274,717	7,746,796	1,870,211	1,071,160	-
Fuel and fuel taxes	19,343,046	9,443,137	6,497,935	5,956,074	1,119,549
Purchased transportation	163,008,119	73,113,996	56,851,258	44,995,562	25,995,763
Truck expenses	19,027,640	8,091,752	6,739,370	5,692,078	1,886,793
Depreciation	21,854,078	9,987,031	7,718,519	6,566,444	934,988
Intangible amortization	7,325,112	3,293,527	2,454,641	2,217,083	-
Gain on sale of equipment	(278,911)	(105,183)	(52,597)	(107,491)	(235,081)
Insurance premiums and claims	15,746,601	7,212,021	5,405,410	5,459,075	1,107,047
General, selling, and other operating expenses	12,998,713	6,693,073	4,569,409	4,467,362	3,944,823
Total Operating Expenses	327,385,307	152,517,814	114,395,552	93,691,006	62,237,653
Operating loss	(2,337,896)	(5,103,716)	(100,748)	(2,185,505)	(21,019,965)
Other income and expense
Interest expense	(5,091,297)	(2,046,941)	(1,682,501)	(1,407,146)	(717,431)
Acquisition costs	(406,545)	(1,049,570)	(94,738)	(1,049,570)	-
Adjustment of Earn Out Contingency	-	3,095,114	-	3,095,114	-
Restructuring Charges	(1,901,103)	-	(1,901,103)	-	-
Other income, net	294,441	20,918	113,150	(146,151)	2,078
Total other income (expense), net	(7,104,504)	19,521	(3,565,192)	492,247	(715,353)
Loss before income taxes	(9,442,400)	(5,084,195)	(3,665,940)	(1,693,258)	(21,735,318)
Income tax (benefit) expense	(1,674,196)	143,054	(646,254)	(327,782)	(6,350,642)
Net loss	$(7,768,204)	$(5,227,249)	$(3,019,686)	$(1,365,476)	$(15,384,676)

Loss Per Share
Basic & Diluted	$(0.28)	$(0.35)	$(0.11)	$(0.05)

Weighted Average Shares
Basic & Diluted	27,494,922	14,851,641	27,796,148	26,495,108

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

Successor

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	2,939,130	$29,391	$932,609	$(572,829)	$389,171
Net loss	—	—	—	(309,878)	(309,878)
Balance, March 31, 2024	2,939,130	$29,391	$932,609	$(882,707)	$79,293
Issuance of shares through IPO	15,768,333	157,683	212,134,166	—	212,291,849
Business Combination	6,848,795	68,488	102,663,477	—	102,731,965
Stock-based compensation	404,177	4,042	6,671,594	—	6,675,636
Net Loss	—	—	—	(3,551,895)	(3,551,895)
Balance June 30, 2024	25,960,435	$259,604	$322,401,846	$(4,434,602)	$318,226,848
Business Combination	1,069,346	10,694	20,531,443	—	20,542,137
Stock-based compensation	—	—	1,071,160	—	1,071,160
Net Loss	—	—	—	(1,365,476)	(1,365,476)
Balance September 30, 2024	27,029,781	270,298	344,004,449	(5,800,078)	338,474,669

Balance, December 31, 2024	27,069,114	$270,691	$346,756,929	$(9,048,097)	$337,979,523
Stock-based compensation	—	—	1,183,009	—	1,183,009
Net loss	—	—	—	(3,191,685)	(3,191,685)
Balance, March 31, 2025	27,069,114	$270,691	$347,939,938	$(12,239,782)	$335,970,847
Business Combination	395,322	3,953	3,810,911	—	3,814,864
Stock-based compensation	274,549	2,745	1,218,752	—	1,221,497
Other	—	—	77,932	—	77,932
Net loss	—	—	—	(1,556,833)	(1,556,833)
Balance, June 30, 2025	27,738,985	$277,389	$353,047,533	$(13,796,615)	$339,528,307
Stock-based compensation	79,920	799	1,869,412	—	1,870,211
Other	—	—	10,401	—	10,401
Net Loss	—	—	—	(3,019,686)	(3,019,686)
Balance September 30, 2025	27,818,905	$278,188	$354,927,346	$(16,816,301)	$338,389,233

Predecessor

	Common stock		Retained	Total
	Shares	Amount	earnings	Equity
Balance, December 31, 2023	392,825	$3,928	$7,748,792	$7,752,720
Accrued and unpaid dividends on Series A preferred stock	—	—	(260,526)	(260,526)
Net loss	—	—	(15,384,676)	(15,384,676)
Balance, May 12, 2024	392,825	$3,928	$(7,896,410)	$(7,892,482)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Successor		Predecessor
	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Period January 1, 2024 to May 12, 2024
Cash flows from operating activities:
Net loss	$(7,768,204)	$(5,227,249)	$(15,384,676)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Stock-based compensation	4,274,717	7,746,796	—
Provision for credit losses	481,348	114,659	53,000
Depreciation and amortization expense	29,179,190	13,280,558	934,988
Gain on sale of equipment	(278,911)	(105,183)	(235,081)
Interest income	(27,045)	(5,365)	(273)
Amortization of debt issuance costs	53,121	35,296	4,795
Deferred income tax benefit	(2,217,352)	—	(3,697,804)
Operating lease expense	1,451,392	592,869	25,404
Adjustment of Earn Out Contingency	—	(3,095,114)	—

Change in operating assets and liabilities:
Accounts receivable	(7,194,104)	1,477,149	7,745,840
Net investment in leases	273,948	67,327	11,515
Maintenance supplies	(67,774)	(99,150)	305,619
Income tax receivable	(421,600)	—	(2,640,127)
Prepaid expenses and other assets	3,694,139	(5,033,566)	1,029,275
Deposits	(724,114)	(71,305)	42,954
Accounts payable	496,410	(3,694,577)	(159,661)
Book overdraft	—	—	(891,410)
Accrued liabilities	5,791,571	1,278,223	22,055,094
Income tax payable	—	1,034,097	(1,174,959)
Operating lease liabilities	(1,316,178)	(527,365)	(27,951)
Net cash flows provided by operating activities	25,680,554	7,768,100	7,996,542

Cash flows from investing activities:
Proceeds from sale of equipment	1,087,254	1,232,988	252,441
Purchases of property and equipment	(3,203,842)	(5,808,146)	(303,534)
Business Combinations, net of cash acquired	(9,063,849)	(197,254,807)	—
Net cash flows used in investing activities	(11,180,437)	(201,829,965)	(51,093)

Cash flows from financing activities:
Proceeds from line of credit	4,000,000	11,000,000	13,265,526
Proceeds from long-term debt	9,000,000	4,422,522	—
Repayments of line of credit	(11,000,000)	(4,411,720)	(16,715,655)
Repayments of long-term debt	(17,297,676)	(10,694,764)	(719,572)
Repayment of SBA Loan	—	(2,083,833)	—
Repayments of finance lease obligations	(65,949)	(33,101)	(1,427,821)
Payment of finance fees	—	(39,106)	—
Common stock issued at IPO	—	212,291,849	—
Net cash flows (used in) provided by financing activities	(15,363,625)	210,451,847	(5,597,522)
Net change in cash	(863,508)	16,389,982	2,347,927
Cash and cash equivalents, beginning of period	15,398,714	458,233	4,273
Cash and cash equivalents, end of period	$14,535,206	$16,848,215	$2,352,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,061,784	$1,793,857	$786,925
Cash paid for taxes	$1,002,632	$1,900,381	$1,187,370

Noncash investing and financing activity:
Right of use assets obtained in exchange for lease liability	$—	$—	$328,489
Equipment financed through long-term debt	$5,766,694	$12,236,688	$—
Accrued and unpaid dividends	$—	$—	$260,526
Earn-out liability	$100,000	$—	$—
Issuance of shares for business combinations	$3,814,864	$123,274,102	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of operations

AH Acquisition Corp. was formed on June 13, 2023, pursuant to the laws of the State of Delaware to become a holding company for the consolidation of several operating companies within the automobile transportation industry. Subsequently, on October 17, 2023, AH Acquisition Corp. legally changed its name to Proficient Auto Logistics, Inc (“Proficient”, the “Company”, or “We”).

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

Thereafter, on August 16, 2024, the Company acquired Auto Transport Group, LC, (“ATG”), and on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah.   On April 1, 2025, the Company acquired Brothers Auto Transport, LLC, (“Brothers”), located in Wind Gap, Pennsylvania, and on May 27, 2025, the Company acquired PVT Truck & Trailer Repair, LLC, (“PVT”), a repair facility located at the Brothers headquarters. These acquisitions expanded the Company’s geographic presence and services offered. Amounts related to ATG and Brothers are included only since August 16, 2024 and April 1, 2025, respectively, the respective dates of acquisition.

The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer”.

Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. The Successor financial information presented herein includes unaudited condensed consolidated financial statements for the three and nine months ended, September 30, 2025 and 2024 for Proficient (which includes results of operations from the period May 13, 2024 to September 30, 2024 from the acquired businesses as well as expenses from the acquiring entity for the three and nine months ended September 30, 2024) and the unaudited condensed consolidated financial statements for the period January 1, 2024 through May 12, 2024 are included in this Quarterly Report on Form 10-Q. A black line between the Successor and Predecessor periods has been placed in the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity (Deficit), Condensed Consolidated Statements of Cash Flows and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations”.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements in the Successor periods include the impact of push-down accounting with acquisition-related costs pushed down to the corresponding reporting entity.

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. The Company reviews accounts receivable on a continuing basis to determine if any receivables are potentially uncollectible. The Company writes off uncollectible receivables based on specifically identified amounts determined to be uncollectible. Based on the information available, the Company recorded an allowance for credit losses of approximately $444,292 and $134,372 at September 30, 2025, and December 31, 2024, respectively. Actual write-offs could differ from management’s estimate.

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

As of September 30, 2025, and December 31, 2024, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value (except for current maturities of long-term debt) due to the short maturities of these instruments. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review.

Segment Reporting — In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on operational results from the services provided by Company Drivers and Subhaulers, which represent the Company’s operating segments for the three and nine months ended September 30, 2025 (Successor), and for the three and nine months ended September 30, 2024 (Predecessor), respectively. The Company’s CODM has been identified to collectively include the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

Accounting Pronouncements Not Yet Adopted – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company has evaluated the new disclosure requirements, and they will not have a material impact on our disclosures.

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

Restructuring Charges - In 2025, management committed to a series of consolidation and organizational alignment initiatives aimed at improving operational efficiency and long-term profitability. As part of this commitment, we incurred a one-time restructuring charge of $1.9 million in the third quarter of 2025. These charges primarily consisted of separation payments related to headcount reductions and acceleration of premium charges on terminated insurance contracts.

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

The various agreements to acquire the Founding Companies are briefly described below:

●	The Company entered into a Membership Interest Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Delta for cash and shares of common stock. Delta’s main business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Deluxe for cash, shares of common stock and contingent consideration in the form of an earn-out provision. The earn-out provision, which provided that the Company would make earn-out payments, fifty percent (50%) in cash and fifty percent (50%) in shares of common stock, to Deluxe under certain terms and conditions related to Deluxe’s EBITDA for the period commencing on January 1, 2024 and ending on December 31, 2024. No earnout payment was ultimately due under this agreement. Deluxe’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the West Coast and South of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Proficient Transport for cash and shares of common stock. Proficient Transport’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the South, Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Sierra for cash and shares of common stock. Sierra Mountain’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the West Coast and the Midwest of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Tribeca for cash and shares of common stock. Tribeca’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, primarily in the East Coast and Southeast of the United States.

The acquisitions were accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc. was the accounting acquirer, and the Company elected to apply pushdown accounting. The tables below present the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of the Founding Companies based on the respective fair values as of December 31, 2024, and all measurement period adjustments as of December 31, 2024, as well as the measurement period adjustments recorded as of May 12, 2025.

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

Total Acquisition Date Amounts Recognized as of May 12, 2025

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

The Combinations resulted in $141.5 million of goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of the types of acquisitions in which the Company engaged for the period April 1 to May 12, 2024, asset, stock acquisitions, and stock acquisitions with a 338(h)(10) election made, the Company expects approximately $120.6 million of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. At September 30, 2025, the values of the founding companies are complete. Any subsequent adjustments will now be recorded to earnings. The Company recorded remeasurement adjustments of the Founding Companies as indicated in the respective entity table columns above.

Auto Transport Group Acquisition

On August 8, 2024, PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Auto Transport Group, LC, (“ATG”) pursuant to which the Company acquired all of the outstanding equity of ATG to expand the Company’s geographic presence and services offered. ATG provides vehicle transportation and shipping services in the Mountain Western region. The transaction closed on August 15, 2024. The acquisition was accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc. was the accounting acquirer, and the Company elected to apply pushdown accounting. The table below presents the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of ATG based on the respective fair values as of December 31, 2024 as well as the measurement period adjustments recorded as of August 16, 2025:

	December 31, 2024	Adjustment	August 16, 2025
Purchase consideration
Cash consideration paid	$28,938,295	(500,000)	$28,438,295
Stock consideration issued	20,542,136	-	20,542,136
Total purchase price	$49,480,431	(500,000)	$48,980,431

Allocation of purchase price
Fair value of net assets acquired	24,886,502	218,438	25,104,940
Goodwill	24,593,929	(718,438)	23,875,491

The Company recognized intangible assets as follows:

	Useful Life	Auto Transport Group
Customer relationships	15 years	$22,200,000
Trade names	10 years	1,100,000
Total		$23,300,000

The acquisition of ATG resulted in $23,875,491 of goodwill, consisting largely of the expected synergies from combining operations, as well as the value of the workforce. In this asset acquisition, no portion of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. At September 30, 2025, the value of ATG acquisition is complete. Any subsequent adjustments will now be recorded to earnings.

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

Brothers Auto Transport Acquisition

On April 1, 2025, PAL Stock Acquiror, Inc. purchased all the outstanding equity of Brothers Auto Transport, LLC, (“Brothers”), which provides vehicle transportation and shipping services in the Northeast and MidAtlantic regions of the country. Brothers was purchased for $12,746,221, a combination of cash and stock. In connection with this acquisition, the Company recognized $7,579,936 in net tangible assets which includes $6,313,921 in equipment notes, and $2,220,000 in intangible assets and $2,946,285 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this acquisition, the Company expects all of the goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

PVT Truck and Trailer Acquisition

On May 27, 2025, Proficient Repairs Services, LLC purchased PVT Truck & Trailer Repair, LLC, (“PVT”), a repair facility located at the Brothers headquarters terminal in Wind Gap, Pennsylvania. The Company purchased PVT for $1,032,995 in an all-cash transaction to expand the Company’s ability to maintain its revenue generating fleet in the Northeast and MidAtlantic regions of the country. In connection with this acquisition, the Company recognized $310,504 in net tangible assets and $722,491 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition, the Company expects all of the goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Unaudited Proforma and Revenue and Earnings of Acquirees

The amounts shown below reflect the unaudited summary combined financial results of the five Founding Companies for the full nine month periods presented without any pro forma adjustments that would give effect to the completion of the IPO or any related transaction expenses or adjustments recognized as a result of the IPO and concurrent Combinations. The results of Proficient (acquiror entity) are included in the three and nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,
Dollars in 000’s	2025	2024
Total operating revenue	$325,047	$293,669
Total operating (loss) income	$(2,338)	$12,856

Note 4 — Goodwill

The changes in the carrying amount of goodwill and allocation to reportable segment are as follows:

	Company Drivers	Brokered	Consolidated
Balance – December 31, 2024	$87,434,455	$81,622,220	$169,056,675
Acquisitions	2,832,450	783,824	3,616,274
Adjustments	(77,778)	829,010	751,232
Balance – September 30, 2025	$90,189,127	$83,235,054	$173,424,181

Note 5 — Intangible assets, net

	September 30, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$126,703,000	$(11,184,541)	$115,518,459
Trade names	13,717,000	(1,849,931)	11,867,069
Total	$140,420,000	$(13,034,472)	$127,385,528

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$124,700,000	$(4,882,778)	$119,817,222
Trade names	13,500,000	(826,582)	12,673,418
Total	$138,200,000	$(5,709,360)	$132,490,640

There were no intangible assets, accumulated amortization or amortization expense prior to the Founding Company acquisitions in May 2024 as discussed in Note 3 above. In the nine and three months ended September 30, 2025, amortization expense was $6,301,765 and $2,111,715 for Customer relationships and $1,023,347 and $342,926 for Trade names, respectively. Amortization expense related to finite lived intangible assets is included in intangible amortization expenses in the consolidated statement of operations.

As of September 30, 2025, the expected amortization expense associated with the Company’s identifiable intangible assets with estimable useful lives over the next five years was as follows:

2025	$2,454,642
2026	9,818,567
2027	9,818,567
2028	9,818,567
2029	9,818,567
Thereafter	85,656,618
Total	$127,385,528

As of September 30, 2025, the weighted average amortization period for all intangible assets was 13.22 years, with 13.68 years for Customer relationships and 8.66 years for Trade names.

Note 6 — Property and equipment

Property and equipment, at cost, consist of the following as of:

	Successor
	September 30, 2025	December 31, 2024
Land	$2,220,000	$2,220,000
Buildings and improvements	1,695,071	1,667,565
Furniture and equipment	285,336	403,920
Machinery and equipment	1,207,430	1,171,785
Software and computer equipment	1,046,495	844,410
Transportation equipment	149,991,375	131,870,528
	156,445,707	138,178,208
Less accumulated depreciation	(35,914,331)	(15,541,572)
Property and equipment, net	$120,531,376	$122,636,636

The Company recorded depreciation expense of $21,854,078, $7,718,519, $9,987,031, $6,566,444, and $934,988  in the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2025 (Successor), for the three months ended September 30, 2025 (Successor), for the nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2024 (Successor), and for the period from January 1, 2024 to May 12, 2024 (Predecessor), respectively.

The Company recorded gains on the disposal of equipment of $278,911, $52,597, $105,183, $107,491, and $235,081 in the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2025 (Successor), for the three months ended September 30, 2025 (Successor), for the nine months ended September 30, 2024 (Successor), for the three months ended September 30, 2024 (Successor), and for the period from January 1, 2024 to May 12, 2024 (Predecessor), respectively.

Note 7 — Accrued liabilities

Accrued liabilities consist of the following as of:

	Successor
	September 30, 2025	December 31, 2024
Deferred lease to purchase payments	$7,899,761	$4,578,301
Salaries, wages and benefits	4,537,915	2,888,204
Accrued purchased transportation	5,487,743	3,149,849
Claims, insurance and litigation reserves	3,680,822	5,721,891
Owner operator deposits	2,474,992	2,315,214
Acquisition escrow	1,600,513	506,500
Other accrued expenses	3,812,896	2,666,560
Accrued liabilities	$29,494,642	$21,826,519

Note 8 — Income taxes

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

	Successor				Predecessor
	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Three months ended September 30, 2025	Three months ended September 30, 2024	Period January 1, to May 12, 2024
Federal (benefit) tax at statutory rate (21%)	$(1,982,904)	$(1,067,681)	$(769,847)	$(355,584)	$(4,564,417)
State taxes, net of federal benefit	37,726	57,737	86,775	(56,185)	(574,715)
Permanent differences to return	192,984	1,078,165	47,699	9,154	149,456
Other Discrete	77,998	74,833	(10,881)	74,833	(1,360,966)
Total income tax (benefit) expense	$(1,674,196)	$143,054	$(646,254)	$(327,782)	$(6,350,642)

The Company’s tax year 2024 and the Founding Companies’ tax years 2020 and forward remains subject to examination by federal and state jurisdictions. The Company and Founding Companies are not currently under an IRS or state jurisdiction examination as of the date of these financials.

The Company has no uncertain tax positions.

On July 4, 2025, the federal government enacted new tax legislation, One Big Beautiful Bill Act (“OBBBA”) that includes several provisions applicable to tax years beginning after December 31, 2024, and is applied in our quarter ending September 30, 2025.  A few provisions are particularly relevant to our business. First, the law restores 100% bonus depreciation for qualifying capital assets placed in service after January 20, 2025, reversing the previously scheduled phase-down. This change is expected to increase our near-term deductions for fleet and facility investments and may reduce our cash tax obligations in current and future periods. Second, the legislation reinstates the more favorable EBITDA-based limitation on the deductibility of business interest under Section 163(j), replacing the prior EBIT-based calculation. As a capital-intensive operator that finances a portion of its asset base, this change may enhance our ability to deduct interest expense and reduce future cash tax liabilities. A third provision on the 1% floor for charitable contributions had an immaterial impact on our Q3 effective tax rate and we do not foresee it having a material impact to our effective tax rate in future quarters. While we have implemented the tax law changes retroactive to January 20, 2025, we are continuing to evaluate the broader implications of the new law on our liquidity, effective tax rate, and capital planning strategies for the remainder of 2025 and future periods.

Note 9 — Line of credit

On November 8, 2024, Proficient entered into a credit facility with a commercial bank that includes up to $25 million in term debt and up to another $20 million in a revolving line of credit with a maturity date of November 8, 2029. The term debt portion bears interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.50%, with interest only payments for the first six months and the balance at the end of six months with principal amortizing over the ensuing five years with 60 monthly payments. Drawn balances from the revolving line of credit bear interest at SOFR, plus 2.20%, with all principal and interest to be repaid at the end of five years. The amount available to be drawn from the line of credit at any point in time is based on a percentage of consolidated accounts receivable and inventory reported by Proficient and its subsidiaries subject to certain conditions, including limitations on the aging of invoices over 90 days, and maximum customer concentration. At September 30, 2025, the available borrowing capacity under the line of credit was $20 million. During the third quarter, we made a repayment of $5 million on the revolving line of credit, and as of September 30, 2025, there was no outstanding balance. The term debt includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA). As of September 30, 2025, Proficient was in compliance with its debt covenants. Collateral for the facility includes Accounts Receivable balances owed to the Company and truck maintenance inventory. Upon closing of the credit facility, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. In April 2025, the Company drew an additional $9 million from the available term debt to fund the cash portion of the acquisition of Brothers.

Note 10 — Long-term debt

	September 30, 2025	December 31, 2024
Equipment and vehicle notes payable to financial institutions, requiring monthly principal and interest payments totaling $1,790,795. The notes bear interest ranging from 3.47% to 13.0%, mature between October 2025 and February 2031, and are secured by the Company’s transportation equipment and vehicles	$56,270,120	$59,740,532

Term Loan payable to Pinnacle Bank, requiring principal payments of $415,255 per month commencing June 2025. The notes bear interest at SOFR (Currently 4.45%) +2.5% margin per month and mature April 2031[1]	23,257,300	16,000,000
	79,527,420	75,740,532
Less: unamortized debt issuance costs	(297,597)	(350,718)
Less: current maturities	(21,417,482)	(19,052,903)
Total long-term debt	$57,812,341	$56,336,911

(1)	The Term Loan and Line of Credit includes financial covenants comprised of maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA), both measured quarterly.

Future maturities of long-term debt are as follows:

For the year ending December 31:
2025	$5,807,657
2026	20,366,749
2027	18,272,563
2028	16,321,464
2029	13,611,920
Thereafter	5,147,067
Total	$79,527,420

The Company had no new capitalized debt issuance costs during the nine-month period ended September 30, 2025, and capitalized $39,106 during the period ended September 30, 2024. Amortization expense related to the debt issuance costs totaled $53,121, $15,235, $35,296, $27,344, and $4,795 for the nine months ended September 30, 2025 (Successor), the three months ended September 30, 2025 (Successor), the nine months ended September 30, 2024 (Successor), the three months ended September 30, 2024 (Successor), and the period from January 1 to May 12, 2024 (Predecessor), respectively, and was recorded within interest expense on the condensed consolidated statements of operations.

Note 11 — Leases

Lessee — The following table presents certain information related to lease costs for finance and operating leases as of:

	Successor				Predecessor
	Nine months ended September 30, 2025	Three months ended September 30, 2025	Nine months ended September 30, 2024	Three months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024
Operating lease cost	$2,068,936	704,034	$527,365	$416,463	$27,951
Finance lease costs:
Amortization of finance lease assets	51,512	17,170	26,328	17,170	160,032
Interest on lease liabilities	6,227	1,412	6,955	3,975	132,062
Short-term lease costs	814,399	213,817	334,519	145,001	99,533
Total lease costs	$2,941,074	936,433	$895,167	582,609	$419,578

As of September 30, 2025 (Successor) and December 31, 2024 (Successor), the weighted-average discount rate for operating leases was 6.86% and 6.88%, respectively. The weighted-average remaining lease term as of September 30, 2025 (Successor) and December 31, 2024 (Successor), was 6.8 and 7.2 years, respectively. As of September 30, 2025 (Successor) and December 31, 2024 (Successor), the weighted-average discount rate for finance leases was 12.08% and 12.08%, respectively, and the weighted-average remaining lease term was 4 months and 1.05 years, respectively.

As of September 30, 2025 (Successor), future maturities of the lease liabilities were as follows:

	Operating leases	Finance leases
For the quarter ending September 30:
2025	$696,269	$24,034
2026	1,992,285	8,011
2027	1,594,721	-
2028	1,640,184	-
2029	1,415,764	-
Thereafter	4,583,876	-
Total undiscounted cash flows	11,923,099	32,045
Less: present value factor	(2,378,249)	(467)
Total lease liabilities	9,544,850	31,578
Less: current portion	(1,696,349)	(31,578)
Total long-term lease liabilities	$7,848,501	$-

Lessor — The Company finances various types of transportation-related equipment to independent third parties under lease contracts which are generally for a term of one to eight years and contain an option for the lessee to return or purchase the equipment at a purchase price. The Company classifies these leases as a sales-type lease. The Company assesses a third party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third party or similar third parties. For those leases classified as sales-type leases where collectability is not probable at lease commencement, the Company does not derecognize the underlying asset, and the payments received for these leases are recorded as deferred lease to purchase payments. This deferred revenue of $7,899,761 and $4,578,301 is reported in accrued liabilities on the consolidated balance sheet as of September 30, 2025, and December 31, 2024, respectively. The determination of collectability is an ongoing assessment, at the time that collectability is determined probable, including in instances where a lease is terminated where collectability is determined probable, the liability and assets will be derecognized with a corresponding earnings recognition.

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $194,874 and $441,177 are reported as net investment in leases on the consolidated balance sheet as of September 30, 2025, and December 31, 2024, respectively.

For the nine and three months ended September 30, 2025 (Successor), for the nine and three months ended September 30, 2024 (Successor) and for the period from January 1, 2024 to May 12, 2024 (Predecessor), the Company recorded interest income of $27,045, $6,491, $5,365, $5,261, and $273, respectively, within interest expense, net on the condensed consolidated statements of comprehensive income.

As of September 30, 2025 (Successor), future minimum lease payments expected to be collected were as follows:

2025	$73,955
2026	111,915
2027	22,240
2028	-
Total undiscounted cash payments	208,110
Less: present value factor	(13,236)
Total net investment in lease	194,874
Less: current portion	157,379
Total net investment in lease, less current portion	$37,495

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

The Company issued 6,888,128 shares of its common stock to the Founding Companies in connection with the Combinations, 1,069,346 common shares to the ATG Sellers and 355,618 common shares to the Brothers Sellers. Please see Note 3 for additional information.

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

Note 13 — Stock-based compensation

In May 2024, the Company adopted its 2024 Long-Term Incentive Plan (“the 2024 Plan”). The 2024 Plan provides for the grant of incentive stock options (“ISOs”) to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of stock awards to employees and directors, including employees of our affiliates. The 2024 Plan allows for up to 3,260,000 shares of common stock to be issued.

The awards under the 2024 Plan vest over periods ranging between one (1) and five (5) years after the grant date. The Company uses straight line vesting to record compensation expense. All awards granted are settled in common stock.

If an employee terminates employment with the Company prior to awards vesting, the unvested awards are forfeited and the historical compensation expense is reversed in the period of termination, unless the employee terminates without cause then the awards will vest immediately.

Shares subject to stock awards granted under the 2024 Plan that expire or terminate do not reduce the number of shares available for issuance under the 2024 Plan. Additionally, shares become available for future grants under the 2024 Plan if they were stock awards issued under the 2024 Plan and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award. As of September 30, 2025, there were 975,185 remaining shares available to be issued.

Restricted Stock Units

Total compensation expense related to restricted stock awards was $4.3 million, $1.9 million, $7.7 million and $1.1 million for the nine and three month period ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, there was a total of $12.4 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next four years. The fair value of restricted stock awards is valued at the closing price of the Company’s common stock on the day preceding a grant.

A summary of all restricted stock/units outstanding as of September 30, 2025, and activity during the nine-month period ended September 30, 2025, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2024	1,264,459	$15.06	$19,041,263	3.72
Granted	91,198	$8.31	758,222
Vested	(353,219)	$(15.30)	(5,404,460)
Canceled/Forfeited	(22,727)	$(9.63)	(218,751)
Outstanding, September 30, 2025	979,711	$14.30	$14,176,274	3.15

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

The following table summarizes information about our reportable segments:

Successor

Nine Months Ended September 30, 2025	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$107,502,795	$192,384,873	$299,887,668
Fuel surcharge and other reimbursements	6,873,576	12,799,244	19,672,820
Other Revenue	1,468,403	1,792,309	3,260,712
Lease Revenue	-	2,226,211	2,226,211
Segment Revenue	$115,844,774	$209,202,637	$325,047,411
Total Consolidated			$325,047,411
Less:
Salaries, wages and benefits	44,503,336	15,516,016	60,019,352
Fuel and fuel taxes	19,343,046	-	19,343,046
Purchased transportation	-	163,008,119	163,008,119
Truck expenses	19,027,640	-	19,027,640
Depreciation	16,012,853	5,782,931	21,795,784
Other segment items(1)	10,055,513	13,259,390	23,314,903
Segment Operating Profit	$6,902,386	$11,636,181	$18,538,567
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(20,876,463)
Interest Expense			(5,091,297)
Acquisition Costs			(406,545)
Restructuring Charges			(1,901,103)
Other Income, net			294,441
Loss Before Income Taxes			$(9,442,400)

Other Segment Disclosures:
Depreciation(3)	$16,012,853	$5,782,931	$21,795,784
Intangible amortization(2)			7,325,112
Consolidated Depreciation and Amortization			$29,120,896

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment, and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $4,066,840 in Salaries, wages and benefits, $4,274,717 in Stock Based Compensation, $58,294 in Depreciation and amortization, $7,325,112 in Intangible Amortization, $919,655 in Insurance Premiums and Claims, and $4,231,845 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Three Months Ended September 30, 2025	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$38,407,257	$66,492,924	$104,900,181
Fuel surcharge and other reimbursements	2,802,816	4,639,909	7,442,725
Other Revenue	507,216	759,629	1,266,845
Lease Revenue	-	685,053	685,053
Segment Revenue	$41,717,289	$72,577,515	$114,294,804
Total Consolidated			$114,294,804
Less:
Salaries, wages and benefits	15,881,900	5,136,587	21,018,487
Fuel and fuel taxes	6,497,935	-	6,497,935
Purchased transportation	-	56,851,258	56,851,258
Truck expenses	6,739,370	-	6,739,370
Depreciation	5,698,169	1,997,196	7,695,365
Other segment items(1)	3,675,237	4,560,245	8,235,482
Segment Operating Profit	$3,224,678	$4,032,229	$7,256,907
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(7,357,655)
Interest Expense			(1,682,501)
Acquisition Costs			(94,738)
Restructuring Charges			(1,901,103)
Other Income, net			113,150
Loss Before Income Taxes			$(3,665,940)

Other Segment Disclosures:
Depreciation(3)	$5,698,169	$1,997,196	$7,695,365
Intangible amortization(2)			2,454,641
Consolidated Depreciation and Amortization			$10,150,006

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment, and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $1,322,909 in Salaries, wages and benefits, $1,870,211 in Stock Based Compensation, $23,154 in Depreciation and amortization, $2,454,641 in Intangible Amortization, $327,590 in Insurance Premiums and Claims, and $1,359,150 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Nine Months Ended September 30, 2024	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$48,130,977	$87,969,660	$136,100,637
Fuel surcharge and other reimbursements	3,224,141	6,387,818	9,611,959
Other Revenue	318,534	208,100	526,634
Lease Revenue	5,145	1,169,723	1,174,868
Segment Revenue	$51,678,797	$95,735,301	$147,414,098
Total Consolidated			$147,414,098
Less:
Salaries, wages and benefits	18,501,794	6,781,238	25,283,032
Fuel and fuel taxes	9,443,137	-	9,443,137
Purchased transportation	-	73,113,996	73,113,996
Truck expenses	8,091,752	-	8,091,752
Depreciation	6,789,818	3,196,076	9,985,894
Other segment items(1)	6,703,110	4,430,568	11,133,678
Segment Operating Profit	$2,149,186	$8,213,423	$10,362,609
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(1)			(15,466,325)
Interest Expense			(2,046,941)
Acquisition Costs			(1,049,570)
Earn Out Contingency Gain/Loss			3,095,114
Other Income, net			20,918
Income Before Income Taxes			$(5,084,195)

Other Segment Disclosures:
Depreciation(3)	$6,789,818	$3,196,076	$9,985,894
Intangible amortization(2)			3,293,527
Consolidated Depreciation and Amortization			$13,279,421

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment, and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $1,758,632 in Salaries, wages and benefits, $7,746,796 in Stock Based Compensation, $1,137 in Depreciation and amortization, $3,293,527 in Intangible Amortization, $434,570 in Insurance Premiums and Claims, and $2,231,663 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Three Months Ended September 30, 2024	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$30,905,761	$53,384,131	$84,289,892
Fuel surcharge and other reimbursements	2,099,896	3,917,400	6,017,296
Other Revenue	318,534	57,433	375,967
Lease Revenue	5,145	817,201	822,346
Segment Revenue	$33,329,336	$58,176,165	$91,505,501
Total Consolidated			$91,505,501
Less:
Salaries, wages and benefits	11,423,563	4,795,846	16,219,409
Fuel and fuel taxes	5,956,074	-	5,956,074
Purchased transportation	-	44,995,562	44,995,562
Truck expenses	5,692,078	-	5,692,078
Depreciation	4,631,674	1,933,995	6,565,669
Other segment items(1)	4,764,686	3,287,096	8,051,782
Segment Operating Profit/(Loss)	$861,261	$3,163,666	$4,024,927
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(1)			(6,210,432)
Interest Expense			(1,407,146)
Acquisition Costs			(1,049,570)
Earn Out Contingency Gain/Loss			3,095,114
Other Income, net			(146,151)
Income Before Income Taxes			$(1,693,258)

Other Segment Disclosures:
Depreciation(3)	$4,631,674	$1,933,995	$6,565,669
Intangible amortization(2)			2,217,083
Consolidated Depreciation and Amortization			$8,782,752

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment, and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $1,154,250 in Salaries, wages and benefits, $1,071,160 in Stock Based Compensation, $775 in Depreciation and amortization, $2,217,083 in Intangible Amortization, $299,672 in Insurance Premiums and Claims, and $1,467,492 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Predecessor

Period January 1, 2024 to May 12, 2024	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$6,749,129	$32,198,658	$38,947,787
Fuel surcharge and other reimbursements	819,998	1,253,089	2,073,087
Lease Revenue	-	196,814	196,814
Segment Revenue	$7,569,127	$33,648,561	$41,217,688
Total Consolidated			$41,217,688
Less:
Salaries, wages and benefits	5,328,667	22,155,104	27,483,771
Fuel and fuel taxes	1,119,549	-	1,119,549
Purchased transportation	-	25,995,763	25,995,763
Truck expenses	1,886,793	-	1,886,793
Depreciation	872,783	62,205	934,988
Other segment items(1)	986,536	3,830,253	4,816,789
Segment Operating Loss	$(2,625,201)	$(18,394,764)	$(21,019,965)
Reconciliation of segment operating profit to income before income taxes:
Interest Expense			(717,431)
Other Income, net			2,078
Income Before Income Taxes			$(21,735,318)

Other Segment Disclosures:
Depreciation(2)	$872,783	$62,205	$934,988
Consolidated Depreciation			$934,988

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment, and Insurance premiums and claims.

(2)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Note 15 — Loss per share

Basic loss per share is based upon the weighted average common shares outstanding during each year. Diluted loss per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the nine and three months ended September 30, 2025, the Company had outstanding restricted shares of common stock to certain of our employees and directors, under the Company’s restricted stock award plans. The diluted shares include the dilutive effect of restricted stock units based on the treasury stock method.

A reconciliation of the numerator (net loss) and denominator (weighted average number of shares outstanding of the basic loss per share) for the nine and three months ended September 30, 2025 and 2024 is as follows:

	Nine months ended September 30, 2025	Three months ended September 30, 2025	Nine months ended September 30, 2024	Three months ended September 30, 2024
Numerator:
Net Loss	$(7,768,204)	$(3,019,686)	$(5,227,249)	$(1,365,476)

Denominator:
Weighted-Average Number of Shares of Common Stock	27,494,922	27,796,148	14,851,641	26,495,108
Basic Loss per Share	$(0.28)	$(0.11)	$(0.35)	$(0.05)

The Company excluded 1,105,616, 1,042,038, 1,250,341, and 1,252,348 of RSU’s from the computation of weighted-average number of shares of common stock in computing the diluted loss per share for the periods presented because including them would have had an anti-dilutive effect for the nine and three months ended September 30, 2025 (Successor) and for the nine and three months ended September 30, 2024 (Successor), respectively.

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

Former Employee Class Action

In May 2024, a former employee filed a class action lawsuit against Deluxe Auto Carriers, Inc., in Riverside County Superior Court in California. The lawsuit alleges class claims against Deluxe for unpaid minimum and overtime wages, non-compliant meal and rest periods, unreimbursed business expenses, and inaccurate wage statements, among other claims. A class settlement was reached for $400,000, in which Deluxe continues to deny liability. The settlement is subject to court approval processes, after which payment will be due, and is included within accrued liabilities on the consolidated balance sheet as of September 30, 2025. We are entitled to indemnification from the sellers of Deluxe for the potential liability relating to this contingency.

Delinquent Filings with Department of Labor

Deluxe Auto Carriers, Inc. was delinquent in its filings with the Department of Labor (DOL) with respect to its Retirement Plan Information Returns for plan years 2019 through 2022. As of December 31, 2024, all delinquent filings had been made. These delinquencies could result in penalties and interest from the DOL and the Internal Revenue Service (IRS). In September 2025, the Company received a final determination letter from the DOL assessing penalties and interest totaling $6,650. This amount has been paid as of September 30, 2025. We received indemnification from the sellers of Deluxe for the liability relating to this contingency.

Note 17 — Subsequent events

We have evaluated all events subsequent to the balance sheet date as of September 30, 2025, and through the date this report was issued and determined that there have been no events that would require adjustments or additional disclosures to our Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes of Proficient and Proficient Transport included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (the “Quarterly Report”) and the consolidated financial statements and related notes of Proficient and Proficient Transport for the year ended December 31, 2024, included in Proficient’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025 (the “Annual Report”).

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

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assume future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this Quarterly Report and the Annual Report, and elsewhere in this Quarterly Report and the Annual Report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding:

●	the economic conditions in the global markets in which we operate;

●	our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions;

●	our ability to recruit and retain qualified driving associates, independent contractors and third-party auto transportation and logistics companies;

●	our expectations regarding the successful implementation of the Combinations and other acquisitions;

●	geopolitical developments and additional changes in international trade policies and relations;

●	the effect of any international conflicts or terrorist activities, including the current conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or us in particular, and what effects these events will have on our costs and the demand for our services;

●	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

●	our ability to compete effectively against current and future competitors;

●	our dependence on the automotive industry, which is directly affected by such external factors as general economic conditions in the United States, Canada and Mexico, trade policies, including tariffs, unemployment rates, labor shortages or strikes, consumer confidence, government policies, continuing activities of war, terrorist activities, supply chain constraints, and the availability of affordable new car financing;

●	our ability to maintain our profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes; and our future financial and operating results;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and

●	the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements.

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

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America with an operating fleet of over 800 owned assets and employing 804 dedicated employees as of September 30, 2025. From our 57 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers include nearly all of the global auto manufacturing companies. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Description of the Combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca. On May 13, 2024, the Company completed its IPO of its common stock, and in connection with the closing of the IPO, the Company also completed the acquisitions of all of the Founding Companies. Thereafter, on August 16, 2024, the Company acquired Auto Transport Group, LC, (“ATG”), and on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah.   On April 1, 2025, the Company acquired Brothers Auto Transport, LLC, (“Brothers”), located in Wind Gap, Pennsylvania and on May 27, 2025, the Company acquired PVT Truck & Trailer Repair, LLC, (“PVT”) a repair facility located at the Brothers headquarters. These acquisitions expanded the Company’s geographic presence and services offered. The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer”.

Proficient Auto Logistics, Inc. has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, Management’s Discussion and Analysis of Results of Operations and Financial Condition for the three and nine months ended September 30, 2025 and September 30, 2024 for each of Proficient and Proficient Transport are included in this Quarterly Report on Form 10-Q. A black-line between the Successor and Predecessor periods has been placed in the financial tables below to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations”.

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

We evaluate the need for a valuation allowance on deferred tax assets based on whether we believe that it is more likely than not all deferred tax assets will be realized. A consideration of future taxable income is made as well as on-going prudent feasible tax planning strategies in assessing the need for valuation allowances. In the event it is determined that all or part of a deferred tax asset would not be able to be realized, management would record an adjustment to the deferred tax asset and recognize a charge against income at that time.

Our estimates of the potential outcome of any uncertain tax issue are subject to our assessment of relevant risks, facts and circumstances existing at that time. We account for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, and record a liability when such uncertainties meet the more likely than not recognition threshold. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

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

Subhaulers Segment

In our Subhaulers Segment, we generate revenue by independent owner operators (who run under our DOT authority) and independent third-party carriers, which assist in transporting autos for customers in our OEM contract and spot arrangements, and secondary market auto moves. We maintain the customer relationship, including billing and collection, but outsource the transportation of the loads. The main factors that affect operating revenue in our Subhaulers segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through the subhaulers segment and our ability to secure capacity using independent carriers.

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

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP measures, including EBITDA, Adjusted EBITDA and Adjusted Operating Ratio, provide useful information in measuring operating performance, generating future operating plans and making strategic decisions regarding allocation of capital. Management believes this information presents helpful comparisons of financial performance between periods by excluding the effect of certain non-recurring items.

EBITDA and Adjusted Operating Ratio do not have a standardized meaning prescribed by GAAP and therefore they may not be comparable to similarly titled measures presented by other companies, and it should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

EBITDA is defined as net income (loss) for the period adjusted for interest expense, income tax expense (benefit) and depreciation expense and intangible amortization expense.

Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, share-based compensation expenses and other non-recurring items.

The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Successor		Successor		Predecessor
	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Three months ended September 30, 2025	Three months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024
Total operating revenue	$325,047,411	$147,414,098	$114,294,804	$91,505,501	$41,217,688
Net loss	(7,768,204)	(5,227,249)	(3,019,686)	(1,365,476)	(15,384,676)
Add Back:
Interest expense	5,091,297	2,046,941	1,682,501	1,407,146	717,431
Income tax (benefit) expense	(1,674,196)	143,054	(646,254)	(327,782)	(6,350,642)
Depreciation	21,854,078	9,987,031	7,718,519	6,566,444	934,988
Intangible amortization	7,325,112	3,293,527	2,454,641	2,217,083	-
EBITDA	24,828,087	10,243,304	8,189,721	8,497,415	(20,082,899)
EBITDA Margin	7.6%	6.9%	7.2. %	9.3%	(48.7)%

Add Back:
Stock-based compensation	4,274,717	7,746,796	1,870,211	1,071,160	-
Restructuring Charges	1,901,103	-	1,901,103	-	-
Adjusted EBITDA	$31,003,907	$17,990,100	$11,961,035	$9,568,575	$(20,082,899)
Adjusted EBITDA Margin	9.5%	12.2%	10.5%	10.5%	(48.7)%

Operating ratio is calculated as total operating expenses as a percentage of operating revenue.

Adjusted operating ratio is calculated as total operating expenses reduced for share-based compensation expense and amortization of intangibles, as a percentage of operating revenue.

The following table provides a reconciliation of total operating revenue and operating (loss) income, to operating margin and adjusted operating margin:

	Successor		Successor		Predecessor
	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Three months ended September 30, 2025	Three months ended September 30, 2024	Period from January 1, 2024 to May 12, 2024
Total operating revenue	$325,047,411	$147,414,098	$114,294,804	$91,505,501	$41,217,688
Total operating expenses	327,385,307	152,517,814	114,395,552	93,691,006	62,237,653
Operating (loss) income	(2,337,896)	(5,103,716)	(100,748)	(2,185,505)	(21,019,965)
Operating Ratio	100.7%	103.5%	100.1%	102.4%	151.0%

Add Back:
Stock-based compensation	4,274,717	7,746,796	1,870,211	1,071,160	-
Intangible amortization	7,325,112	3,293,527	2,454,641	2,217,083	-
Adjusted Total Operating Expenses	315,785,478	141,477,491	110,070,700	90,402,763	62,237,653
Adjusted Operating Ratio	97.2%	96.0%	96.3%	98.8%	151.0%

Results of Operations for the three months ended September 30, 2025 and September 30, 2024 (Successor)

	Three Months Ended
	September 30, 2025	September 30, 2024
Operating revenue
Revenue, before fuel surcharge	$104,900,181	$84,289,892
Fuel surcharge and other reimbursements	7,442,725	6,017,296
Other Revenue	1,266,845	375,967
Lease Revenue	685,053	822,346
Total operating revenue	114,294,804	91,505,501

Operating expenses
Salaries, wages and benefits	22,341,396	17,373,659
Stock-based compensation	1,870,211	1,071,160
Fuel and fuel taxes	6,497,935	5,956,074
Purchased transportation	56,851,258	44,995,562
Truck expenses	6,739,370	5,692,078
Depreciation	7,718,519	6,566,444
Intangible amortization	2,454,641	2,217,083
Gain on sale of equipment	(52,597)	(107,491)
Insurance premiums and claims	5,405,410	5,459,075
General, selling, and other operating expenses	4,569,409	4,467,362
Total operating expenses	114,395,552	93,691,006
Operating loss	(100,748)	(2,185,505)
Other income and expense
Interest expense	(1,682,501)	(1,407,146)
Acquisition Costs	(94,738)	(1,049,570)
Adjustment of Earn Out Contingency	-	3,095,114
Restructuring Charges	(1,901,103)	-
Other income, net	113,150	(146,151)
Total other expense, net	(3,565,192)	492,247
Loss before income taxes	(3,665,940)	(1,693,258)
Income tax benefit	(646,254)	(327,782)
Net loss	$(3,019,686)	$(1,365,476)

Operating Revenue — The Company generates revenue from two primary sources: transporting freight for customers, including related fuel surcharge revenue and other reimbursements (Company Drivers), and arranging for the transportation of customer freight by third-party carriers (Subhaulers). The Company Drivers segment revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by the Company’s service offerings to OEMs and the secondary market. The Subhaulers segment revenue before fuel surcharges and other reimbursements is primarily generated through dispatching and brokering freight to third-party carriers. Fuel surcharges and other reimbursements represent additional revenue the Company earns based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

The Company’s total operating revenue is affected by, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of its marketing and sales efforts, and the availability of drivers and third-party carriers.

A summary of the Company’s revenue generated by segment for the periods indicated is as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024
Operating revenue
Company Drivers	$38,407,257	$30,905,761
Company Drivers fuel surcharge and other reimbursements	2,802,816	2,099,896
Other Revenue	507,216	318,534
Lease Revenue	-	5,145
Total Company Drivers revenue	41,717,289	33,329,336

Subhaulers	66,492,924	53,384,131
Subhaulers fuel surcharge and other reimbursements	4,639,909	3,917,400
Other Revenue	759,629	57,433
Lease Revenue	685,053	817,201
Total Subhaulers revenue	72,577,515	58,176,165
Total operating revenue	$114,294,804	$91,505,501

In the Company Driver segment, operating revenues increased by $8.4 million, or 25.2%, to $41.7 million in the three months ended September 30, 2025, compared to $33.3 million for the same period last year. The increase in the Company Drivers segment’s revenue was driven by new contracts obtained in late first quarter 2025, as well as a full quarter of revenue from the ATG acquisition in comparison with partial revenue from ATG in third quarter of 2024, and our Brothers acquisition, which occurred in the second quarter of 2025.

In the Subhaulers segment, operating revenues increased by $14.4 million, or 24.8%, to $42.6 million in the three months ended September 30, 2025, compared to $58.2 million for the same period last year. The increase in the Subhaulers segment’s revenue was driven by new contracts obtained in late first quarter 2025, as well as full quarter of revenue from the ATG acquisition in comparison with partial inclusion in the third quarter of 2024, and our Brothers acquisition, which occurred in the second quarter of 2025.

Salaries, wages and benefits — Salaries, wages, and benefits consist primarily of compensation for all employees. Salaries, wages, and benefits are primarily affected by the amount paid to company drivers, which is a function of the amount of freight hauled and units delivered. Salaries, wages and benefits are also affected by employee benefits such as health care and workers’ compensation, and to a lesser extent, by the number of, and compensation and benefits paid to, non-driver employees.

Salaries, wages and benefits increased by $5.0 million, or 28.6%, to $22.3 million in the three months ended September 30, 2025, compared to $17.4 million for the same period last year. This increase was partially driven by a full quarter of expenses from the ATG acquisition in third quarter of 2025 and the Brothers acquisition completed in the second quarter of 2025, as well as the costs of earlier hires on our Corporate Leadership Team to ensure we have the expertise and experience needed to support our growth as a public company.

Stock-based compensation — Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy.

Stock-based compensation increased by $800,000, or 74.6%, to $1.9 million in the three months ended September 30, 2025, compared to $1.1 million for the same period last year. The increase was due to an accelerated vesting event related to restructuring.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes are the cost of fuel per mile and the number of miles driven by company drivers.

Fuel and fuel taxes increased by $541,000, or 9.1%, to $6.5 million in the three months ended September 30, 2025, compared to $6.0 million for the same period last year. This increase was mainly driven by a full quarter of expenses from the ATG acquisition in third quarter of 2025 and the Brothers acquisition completed in the second quarter of 2025.

Purchased transportation — Purchased transportation consists of the payments the Company makes to owner operators and third-party carriers.

Purchased transportation increased by $11.9 million, or 26.3%, to $56.9 million in the three months ended September 30, 2025, compared to $45.0 million for the same period last year. This increase was primarily driven by the expansion of our subhauler network, revenue from new contracts and spot buy opportunities, as well as expenses related to a full quarter of the ATG acquisition in the third quarter of 2025 and the Brothers acquisition completed in the second quarter of 2025.

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses, and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period, and driver turnover. Truck expenses increased 18.4% to $6.7 million in the three months ended September 30, 2025, compared to $5.7 million for the same period last year. This increase was mainly driven by a full quarter of expenses from the ATG acquisition in third quarter of 2025 and the Brothers acquisition completed in the second quarter of 2025.

Depreciation and amortization — Depreciation and amortization consist primarily of depreciation for owned trucks and trailers and to a lesser extent computer software amortization. The primary factors affecting these expense items include the size and age of the Company’s truck and trailer fleets, the cost of new equipment, and the relative percentage of owned revenue equipment and equipment acquired through debt or finance leases.

Depreciation and amortization and the loss (gain) on sale of equipment increased by $1.2 million, or 18.7%, to $7.7 million in the three months ended September 30, 2025, compared to $6.5 million in the same period last year. This increase in depreciation was driven by assets purchased or acquired through acquisitions.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization increased by $238,000 to $2.4 million in the three months ended September 30, 2025, compared to $2.2 million for the same period as last year.

Insurance premiums and claims — Insurance premiums and claims consist primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting the Company’s insurance premiums and claims are the frequency and severity of accidents and developments in large, prior year claims. The number of accidents tends to vary with the miles we travel. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period-to-period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect the Company financial condition and results of operations.

In August 2025, we consolidated our auto liability, general liability and worker’s compensation insurance plans into a single policy, which will benefit the company by not only providing cost savings relative to similar coverage levels spread across numerous carriers, but also simplifying administration, streamlining the claims process, and ensuring better coverage consistency.

Insurance premiums and claims stayed flat at $5.4 million for the three months ended September 30, 2025, compared to $5.5 million for the same period last year.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating remained flat at $4.6 million for the three months ended September 30, 2025, compared to $4.5 million in the same period last year.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net increased by $275,000, or 19.6%, to $1.7 million in the three months ended September 30, 2025, compared to $1.4 million for the same period last year. The increase was primarily due to the term loan entered into in November 2024.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio decreased to 100.1% in the three months ended September 30, 2025 compared to 102.4% for the period last year. This decrease can be attributed to the company working to achieve synergies across all operating companies, which reduces the operating ratio over time. See “Non-GAAP Financial Measures” section for the Company’s calculation of operating ratio and adjusted operating ratio.

Adjusted Operating ratio — Adjusted Operating ratio is calculated as adjusted total operating expenses as a percentage of operating revenue. Adjusted total operating expenses are operating expenses adjusted for stock-based compensation and intangible amortization. The Company’s adjusted operating ratio decreased to 96.3% in the three months ended September 30, 2025 compared to 98.8% for the period last year. This decrease can be attributed to the company working to achieve synergies across all operating companies, which reduces the operating ratio over time. See “—Non-GAAP Financial Measures” above for the Company’s calculation of adjusted total operating expenses and adjusted operating ratio.

EBITDA — EBITDA decreased by $308,000, or 3.6%, to $8.2 million in the three months ended September 30, 2025, compared to $8.5 million for the same period last year. This decrease is due to the restructuring charges incurred during the third quarter of 2025. See “—Non-GAAP Financial Measures” above for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, and share-based compensation expenses. Adjusted EBITDA increased by $2.4 million, or 25%, to $12.0 million in the third quarter of 2025, compared to $9.6 million for the same period last year. The increase was due to higher revenue year over year and cost synergies the Company is implementing, including the consolidation of insurance policies. See “—Non-GAAP Financial Measures” above for the Company’s calculation of Adjusted EBITDA.

Results of Operations for the nine months ended September 30, 2025 and September 30, 2024 (Successor)

	Nine months ended
	September 30, 2025	September 30, 2024
Operating revenue
Revenue, before fuel surcharge	$299,887,668	$136,100,637
Fuel surcharge and other reimbursements	19,672,820	9,611,959
Other Revenue	3,260,712	526,634
Lease Revenue	2,226,211	1,174,868
Total operating revenue	325,047,411	147,414,098

Operating expenses
Salaries, wages and benefits	64,086,192	27,041,664
Stock-based compensation	4,274,717	7,746,796
Fuel and fuel taxes	19,343,046	9,443,137
Purchased transportation	163,008,119	73,113,996
Truck expenses	19,027,640	8,091,752
Depreciation	21,854,078	9,987,031
Intangible amortization	7,325,112	3,293,527
Loss (Gain) on sale of equipment	(278,911)	(105,183)
Insurance premiums and claims	15,746,601	7,212,021
General, selling, and other operating expenses	12,998,713	6,693,073
Total Operating Expenses	327,385,307	152,517,814
Operating loss	(2,337,896)	(5,103,716)
Other income and expense
Interest expense	(5,091,297)	(2,046,941)
Acquisition Costs	(406,545)	(1,049,570)
Adjustment of Earn Out Contingency	-	3,095,114
Restructuring Charges	(1,901,103)	-
Other income, net	294,441	20,918
Total other expense, net	(7,104,504)	19,521
Loss before income taxes	(9,442,400)	(5,084,195)
Income tax (benefit) expense	(1,674,196)	143,054
Net loss	$(7,768,204)	$(5,227,249)

A summary of the Company’s revenue generated by segment for the periods indicated is as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating revenue
Company Drivers	$107,502,795	$48,130,977
Company Drivers fuel surcharge and other reimbursements	6,873,576	3,224,141
Other Revenue	1,468,403	318,534
Lease Revenue	-	5,145
Total Company Drivers revenue	115,844,774	51,678,797

Subhaulers	192,384,873	87,969,660
Subhaulers fuel surcharge and other reimbursements	12,799,244	6,387,818
Other Revenue	1,792,309	208,100
Lease Revenue	2,226,211	1,169,723
Total Subhaulers revenue	209,202,637	95,735,301
Total operating revenue	$325,047,411	$147,414,098

In the Company Driver segment, operating revenues increased by $64.2 million, or 124.2%, to $115.8 million in the nine months ended September 30, 2025, compared to $51.7 million for the same period last year. The increase in the Company Drivers segment’s revenue is driven by 2024 only showing a partial year of revenues for the acquired companies.

In the Subhaulers segment, operating revenues increased by $113.5 million, or 118.5%, to $209.2 million in the nine months ended September 30, 2025, compared to $95.7 million for the same period last year. The increase in the Subhaulers segment’s revenue is driven by 2024 only showing a partial year of revenues for the acquired companies.

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

Salaries, wages and benefits increased by $37.0 million, or 137.0%, to $64.1 million in the nine months ended September 30, 2025, compared to $27.0 million for the same period last year. This increase was primarily driven by 2024 including only five and a half months of salary expenses for the acquired companies, as well as additional hires on our Corporate Leadership Team to ensure we have the expertise and experience necessary to support our growth as a public company.

Stock-based compensation — Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy.

Stock-based compensation decreased by $3.5 million or 44.8%, to $4.3 million in the nine months ended September 30, 2025 compared to $7.7 million for the same period last year. The prior year included a one-time $6 million expense related to the issuance of restricted stock units to the current CEO as an inducement to join the Company.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by company drivers.

Fuel and fuel taxes increased by $9.9 million, or 104.8%, to $19.3 million in the nine months ended September 30, 2025, compared to $9.4 million for the same period last year. This increase was primarily driven by 2024 including only five and a half months of fuel expenses for the acquired companies

Purchased transportation — Purchased transportation consists of the payments the Company makes to owner-operators and third-party carriers.

Purchased transportation increased by $89.9 million, or 123.0%, to $163.0 million in the nine months ended September 30, 2025, compared to $73.1 million for the same period last year. This increase was primarily driven by 2024 including only five and a half months of expenses for the acquired companies

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses increased 135.1% to $19.0 million in the nine months ended September 30, 2025, compared to $8.1 million for the same period last year. This increase was primarily driven by 2024 including only five and a half months of expenses for the acquired companies

Depreciation and amortization — Depreciation and amortization consist primarily of depreciation for owned trucks and trailers and to a lesser extent computer software amortization. The primary factors affecting these expense items include the size and age of the Company’s truck and trailer fleets, the cost of new equipment and the relative percentage of owned revenue equipment and equipment acquired through debt or finance leases.

Depreciation and amortization and the gain on sale of equipment increased by $11.7 million, or 118.3%, to $21.6 million in the nine months ended September 30, 2025, compared to $9.9 million in the same period last year. This increase was primarily driven by 2024 including only five and a half months of depreciation for the acquired companies and assets purchased during 2025.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization increased by $4.0 million to $7.3 million in the nine months ended September 30, 2025, compared to $3.3 million for the same period as last year. This increase was primarily driven by 2024 including only five and a half months of amortization for the acquired companies

Insurance premiums and claims — Insurance premiums and claims consist primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting the Company’s insurance premiums and claims are the frequency and severity of accidents, and developments in large, prior year claims. The number of accidents tends to vary with the miles we travel. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period-to-period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect the Company financial condition and results of operations.

In August 2025, we consolidated our auto liability, general liability and worker’s compensation insurance plans into a single policy, which will benefit the company by not only providing cost savings relative to similar coverage levels spread across numerous carriers, but also simplifying administration, streamlining the claims process, and ensuring better coverage consistency.

Insurance premiums and claims increased by $8.5 million, or 118.3% to $15.7 million for the nine months ended September 30, 2025, compared to $7.2 million for the same period last year. This increase was primarily driven by 2024 including only five and a half months of expenses for the acquired companies

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating increased by $6.3 million, or 94.2% to $13.0 million for the nine months ended September 30, 2025, compared to $6.7 million in the same period last year. This increase was primarily driven by 2024 including only five and a half months of expenses for the acquired companies.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net increased by $3.1 million, or 148.7%, to $5.1 million in the nine months ended September 30, 2025, compared to $2.0 million for the same period last year. This increase was primarily driven by 2024 including only five and a half months of expenses for the acquired companies and the term loan entered into in November 2024.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio decreased to 100.7% in the nine months ended September 30, 2025, compared to 103.5% for the period last year. This decrease can be attributed to the company working to achieve synergies across all operating companies, which reduces the operating ratio over time. See “—Non-GAAP Financial Measures” above for the Company’s calculation of operating ratio and adjusted operating ratio.

Adjusted Operating ratio — Adjusted Operating ratio is calculated as adjusted total operating expenses as a percentage of operating revenue. Adjusted total operating expenses is are operating expenses adjusted for stock-based compensation and intangible amortization. The Company’s adjusted operating ratio increased to 97.2% in the nine months ended September 30, 2025 compared to 96.0% for the period last year. The increase is due to the prior year’s add back for stock compensation included a one-time $6 million expense related to the issuance of restricted stock units to the current CEO as an inducement to join the Company. See “—Non-GAAP Financial Measures” section for the Company’s calculation of adjusted operating ratio and adjusted operating ratio.

EBITDA — EBITDA increased by $14.6, or 142.4%, to $24.8 million in the nine months ended September 30, 2025 compared to $10.2 million for the same period last year. This increase was primarily driven by 2024 including only five and a half months of revenue and expenses. See “—Non-GAAP Financial Measures” above for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, share-based compensation expenses and non-recurring items. Adjusted EBITDA increased by $13.0 million, or 72.3%, to $31.0 million for the period ended September 2025 compared to $18.0 million for the period same period last year. This increase was primarily driven by 2024 including only five and a half months of revenue and expenses. See “—Non-GAAP Financial Measures” above for the Company’s calculation of Adjusted EBITDA.

Liquidity and Capital Resources

Overview

Our business requires substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on our debt obligations, lease payments and tax payments when we generate taxable income. Recently, we have financed our capital requirements with cash flows from operating activities, direct equipment financing, and proceeds from our IPO. We intend to spend between $5 - $10 million per year on new equipment to maintain our desired average age of the fleet. We plan to finance the purchases through a combination of operating cash flows and direct equipment financing. Additional purchases of revenue equipment in a given year will depend on new business added as well as management’s desire to shift delivery volume away from subhaulers in favor of company drivers which will require growth in the aggregate fleet.

We believe we can fund our expected cash needs in the short-term, including debt repayment and the capital purchases described above, with projected cash flows from operating activities, borrowings under our credit facility and direct debt and lease financing that we believe to be available for at least the next 12 months. Over the long-term, we expect that we will continue to have significant capital requirements, which may require us to seek additional borrowings or lease financing. The availability of financing will depend upon our financial condition and results of operations as well as prevailing market conditions.

Sources of liquidity

In May 2024, we raised money in the capital markets through an IPO and then subsequently in June 2024 sold additional shares through an over-allotment option. The approximately $30 million remaining after acquiring the Founding Companies was used to support operations for 2024 and to partially fund strategic acquisitions. We anticipate that our cash flows from operations and available direct equipment financing will provide adequate liquidity for our planned capital expenditures during fiscal year 2025. For any new capital expenditures in 2025 and beyond that exceed our cash flow from operations, we have negotiated credit agreements with financial institutions in amounts sufficient to fund planned purchases. While we generally control the timing and extent of our capital expenditures, there is no assurance that we can obtain financing arrangements on terms acceptable to the Company.

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

The Loan Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens on their respective assets, engage in mergers and other fundamental changes, make investments, enter into transactions with affiliates, pay dividends and make other restricted payments, prepay other indebtedness and sell assets, in each case subject to certain exceptions set forth in the Loan Agreement. The Loan Agreement also requires the Company to maintain (i) a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of greater than or equal to 1.25 to 1.00 and (ii) a Funded Debt to Adjusted EBITDA Ratio (as defined in the Loan Agreement) of less than or equal to 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with its debt covenants as of September 30, 2025.

All obligations under the Loan Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its subsidiaries.

Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. On April 1, 2025, the Company drew $9.0 million to fund the cash portion of the Brothers Auto Transport, LLC acquisition. As of September 30, 2025, there was $23.0 million outstanding under the Loan Agreement.

Cash Flows

For the nine months ended September 30, 2025, cash flows from operating activities were $25.7 million, representing a $17.9 million increase compared to the period from September 30, 2024. The increase was primarily driven by adjusted operating income of $25.1 million, compared to $13.3 million in the prior period, after accounting for non-cash adjustments. Additionally, we saw a $6.1 million increase in working capital, further contributing to the overall improvement in operating cash flows.

For the nine months ended September 30, 2025, cash flows used in investing activities decreased significantly by $190.6 million to $11.2 million, compared to $201.8 million for the same period in 2024. The prior year’s higher outflows were primarily driven by cash payments related to seven acquisitions, whereas the current year reflects only two small acquisitions completed.

Cash flows used in financing activities decreased by $225.8 million to $15.4 million for the nine months ended September 30, 2025, compared to $210.5 million in the same period of 2024. The prior year included significant financing activity related to the issuance of common stock in connection with the company’s IPO.

Emerging Growth Company Status

We qualify as an “emerging growth company”, as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) reduced disclosure about our executive compensation arrangements; (ii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iii) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and (iv) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

While we believe that our efforts have improved the Company’s internal controls over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are unable to successfully remediate the existing or any future material weakness, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price and profitability may decline as a result.

Changes in Internal Control Over Financial Reporting

Except for the enhancements to controls to address the material weakness discussed above, there were no changes to our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

We did not sell any unregistered equity securities during the three-month period ended September 30, 2025.

We did not repurchase any shares of our common stock during the three-month period ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

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

Proficient Auto Logistics, Inc.

Date: November 14, 2025	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)