Form 10-K
period 2025-12-31
Proficient Auto Logistics, Inc
filed 2026-03-31
CIK 1998768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $362 million based on the price at which such common stock was last sold, $7.26 on June 30, 2025.

As of March 25, 2026, the registrant had 27,725,314 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Part III incorporates by reference portions of the registrant’s definitive proxy statement for the annual meeting of stockholders, which will be filed within 120 days after the close of the 2025 fiscal year.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

i

EXPLANATORY NOTE

On May 13, 2024, Proficient Auto Logistics, Inc. (“Proficient”) completed the initial public offering (the “IPO”) of its common stock. Prior to the IPO, Proficient had entered into agreements (the “Combination Agreements”) to acquire in multiple, separate acquisitions(the “Combinations”) five operating businesses and their respective affiliated entities, as applicable, operating under the following names: (i) Delta Automotive Services, Inc. (which converted to Delta Automotive Services, LLC in an F-reorganization on April 29, 2024), doing business as Delta Auto Transport (“Delta”), (ii) Deluxe Auto Carriers, Inc. (“Deluxe”),(iii) Sierra Mountain Group, Inc. (“Sierra”), (iv) Proficient Auto Transport, Inc. (“Proficient Transport”),and (v) Tribeca Automotive Inc. (“Tribeca” and, together with Delta, Deluxe, Sierra, and Proficient Transport, the “Founding Companies”). Each of Deluxe, Sierra, Proficient Transport and Tribeca converted into a limited liability company on December 31, 2025. On May 13, 2024, in connection with the closing of the IPO, Proficient also completed the acquisitions of all the Founding Companies.

For accounting and reporting purposes, Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company (as defined below). The Successor financial information presented herein includes results of operations from the period May 13, 2024 to December 31, 2024 from the acquired businesses as well as expenses from the acquiring entity for the twelve months ended December 31, 2024. As a result, the audited consolidated financial statements as of, and for the twelve months ended, December 31, 2025 and 2024 for Proficient (Successor) and for the period from January 1, 2024 to May 12, 2024 and the twelve months ended December 31, 2023 for Proficient Transport (Predecessor) are included in this Annual Report on Form 10-K. The Company is not required to provide, and this Annual Report does not contain, pro forma financial data giving effect to the completion of the Combinations and the completion of the IPO and the use of the proceeds therefrom.

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

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assume future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this Annual Report and elsewhere in this Annual Report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding:

●	the economic conditions in the global markets in which we operate;

●	our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions;

●	our ability to recruit and retain qualified drivers, independent contractors and third-party auto transportation and logistics companies;

●	our expectations regarding the successful implementation of the Combinations and other acquisitions;

●	geopolitical developments and additional changes in international trade policies and relations;

●	the effect of any international conflicts or terrorist activities, including the current conflict in the Middle East, and the conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or us in particular, and what effects these events will have on our costs and the demand for our services;

●	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

●	our ability to compete effectively against current and future competitors;

●	our dependence on the automotive industry, which is directly affected by such external factors as general economic conditions in the United States, Canada and Mexico, trade policies, including tariffs, unemployment rates, labor shortages or strikes, consumer confidence, government policies, continuing activities of war, terrorist activities and the availability of affordable new car financing;

●	our ability to maintain our profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes; and our future financial and operating results;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and

●	the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements.

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

Item 1. BUSINESS

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America with an operating fleet with approximately 800 owned assets and employing 825 dedicated employees as of December 31, 2025. From our 57 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers include nearly all of the global auto manufacturing companies who participate in the North American market. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Description of the Combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions, five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and(v) Tribeca. On May 13, 2024, the Company completed the IPO of its common stock, and in connection with the closing of the IPO, the Company also completed the acquisitions of all of the Founding Companies. Thereafter, on August 16, 2024, the Company acquired Auto Transport Group, LC, (“ATG,” which was converted to a limited liability company after closing), and on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT,” which subsequently converted into Proficient Repair Services LLC),a repair facility located at the ATG headquarters terminal in Ogden, Utah. On April 1, 2025, the Company acquired Brothers Auto Transport, LLC, (“Brothers”), located in Wind Gap, Pennsylvania and on May 27, 2025, the Company acquired PVT Truck &Trailer Repair, LLC, (“PVT”) a repair facility located at the Brothers headquarters. These acquisitions expanded the Company’s geographic presence and services offered. The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer”.

Proficient Auto Logistics, Inc. has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, Management’s Discussion and Analysis of Results of Operations and Financial Condition for the twelve months ended December 31, 2025 and 2024 for each of Proficient and Proficient Transport are included in this Annual Report on Form 10-K. A black-line between the Successor and Predecessor periods has been placed in the financial tables below to highlight the lack of comparability between these two periods. Please refer to Note 3 of the Notes to Consolidated Financial Statements — “Business Combinations.”

Operations and Services Provided

We provide new and used auto transportation and logistics services to automobile manufacturing companies, leasing companies, automobile dealers, automobile auction companies, long-distance transporters, brokers and individuals. Services typically are provided as needed by particular customers and charged according to pre-set rates based on auto size, weight and mileage. We transport large numbers of vehicles from auto manufacturing sites, marine ports and rail hubs to individual auto dealers. On the used car transport side, cars are picked up and delivered primarily to rental car locations and automobile auctions. In addition, we provide transport services for dealers that transfer cars from one region to another based on demand.

We operate a dispatch system to assign individual transport vehicles to particular cars that require delivery. We also have computerized positioning systems which identify and track vehicle location and status, thereby decreasing response times and increasing asset utilization.

We have consolidated our dispatch software and accounting systems across the Founding Companies and subsequently acquired companies to improve route planning and centralize our accounting and financial reporting activities at our headquarters in Jacksonville, Florida.  We anticipate ongoing technology enhancement as we expand our operations.

Segments

Our business is organized into two operating segments, Company Drivers and Subhaulers, which represent the Company’s reportable segments. The Company Drivers segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering uses Company-owned equipment to service customers and provides transportation services through long-term contracts. The Company’s Subhaulers segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to independent contractors and third-party carriers.

Company Drivers Segment

In our Company Drivers segment, we generate revenue by transporting autos for customers in our OEM contract and spot arrangements and secondary market auto moves. Our OEM contract and spot arrangements provide auto transportation and logistics services through movements of autos over routes across the United States. Secondary market auto moves are for customers other than OEMs. Our contract services offering uses Company-owned equipment to service customers through long-term contracts.  Our Company Drivers segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide Company Drivers carrier services of automobiles. The main factors that affect operating revenue in the Company Drivers Segment are the average revenue per unit received from customers and the number of vehicles transported.

We are typically paid a predetermined rate per unit for our Company Drivers services. Our executed contracts generally contain fixed terms and rates and are often used by our customers with high-service and high-priority freight. We strive to increase our revenues derived from contracts by delivering a high-quality service and continuing to build upon our relationships and reputation with OEMs.

Our contracts with customers generally include a fuel surcharge to account for fluctuating fuel prices. Built into predetermined contract rates with each customer is a baseline fuel price and when fuel prices rise above this baseline price, our customers compensate us for the variance in the form of additional revenue. If fuel prices drop below the baseline price, we may in turn owe our customers a variance and record a discount. This additional revenue/discount is represented on the Fuel Surcharge and Other Reimbursements line in the consolidated financial statements.

In our Company Drivers segment, our most significant operating expenses vary with miles traveled and include (i) fuel, and (ii) driver-related expenses, such as wages, benefits, training and recruitment. Expenses that have both fixed and variable components include maintenance and truck expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include depreciation of long-term assets, such as trucks and trailers (to which we refer as revenue equipment) and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

Our Company Drivers segment requires capital expenditures for the purchase of new and replacement revenue equipment. We use a combination of financing leases and secured long-term debt to acquire revenue equipment. When we finance revenue equipment acquisitions with either financing leases or long-term debt, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation” and “Interest expense”. We expect our depreciation and interest expense to increase by changes in the quality and value of our revenue equipment acquired in any given year.

The primary performance indicator in our Company Drivers segment is operating margin (Company Driver operating revenue, less Company Driver operating expenses, as a percentage of Company Driver operating revenue). Operating margin can be impacted by the rates charged to customers, Company Driver pay, fuel, trucking and maintenance expense.

Subhaulers Segment

In our Subhaulers segment, we generate revenue by independent owner operators (who run under our U.S. Department of Transportation (“DOT”) authority) and independent third-party carriers, which assist in transporting autos for customers in our OEM contract and spot arrangements, and secondary market auto moves. We maintain the customer relationship, including billing and collection, but outsource the transportation of the loads. The main factors that affect operating revenue in our Subhaulers segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through the Subhaulers segment and our ability to secure capacity using independent contractors and carriers.

The most significant expense of our Subhaulers segment, which is primarily variable, is the cost of purchased transportation that we pay to independent contractors and third-party carriers and is included in the “Purchased transportation” line item. This expense generally varies directly with the amount of Subhauler revenue, rates paid to independent contractors and third party carriers and current demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver employee personnel supporting this segment (which are recorded in the “Salaries, wages and benefits” line item).

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

Operating Strategy

Drive Organic Growth by Offering Consistent Capacity and Consistently High-Quality Service to Expand Existing Relationships. We believe that the ability to supply transportation equipment capacity and timely, professional and dependable service at a reasonable price are the most important factors in maintaining and expanding customer relationships in the auto transportation and logistics industry. We intend to use our scale to offer customers consistent transportation equipment capacity and our financial strength to invest ongoing in our capacity. We are building upon the proven practices of the Founding Companies in areas such as dispatching technology, driver training and professionalism, preventive maintenance and safety. We cross-sell the consistently high-quality service across our network to existing customers.

Expand Service Offerings to Further Existing Customer Relationships and Win New Customers. We have strategically identified select customers looking for additional related services that would expand our relationships with these customers. For example, there is an opportunity to further expand our operations of regional auto storage yards on behalf of major automotive OEMs, which could lead to future revenue opportunities. We believe that our expanded scale and other resources will permit us to acquire new customers that require greater auto transportation and logistics capacity than those possessed by smaller operators. We also intend to utilize our geographic diversity to pursue additional business from existing customers that operate on a regional or national basis, such as auto OEMs, leasing companies, insurance companies and automobile auction companies.

Achieve Operating Efficiencies. We seek to achieve operating efficiencies through improved asset utilization. Increased route density and backhaul opportunities lead to improved profitability. We operate all operations under an integrated transportation management and route planning system, allowing us to have enhanced visibility and improve equipment utilization. The integration was completed in 2025. We have also captured, and will continue to pursue, opportunities to use our purchasing power to seek improved pricing in areas such as fuel, vehicles parts, and services.

Maintain Local Expertise. Members of management of our subsidiaries have, and companies to be acquired in the future will, maintain local expertise in operations and work in coordination with each other, rather than compete, for business opportunities in regional markets. We believe this approach enables us to take advantage of local and regional market knowledge, name recognition and customer relationships possessed by each acquired company, while still allowing us to bring greater operating efficiency to the larger platform.

Optimize Asset Flexibility. We own and operate a meaningful percentage of the tractors and trailers we utilize in our daily operations. For the years ended December 31, 2025 and December 31, 2024, 36%, and 36%, respectively, of our combined revenue came from Company-operated vehicles and we expect those percentages to increase in the future. We believe this approach allows us to maximize our profitability because it permits us to manage underlying operating costs versus paying a higher fixed percentage of revenue to independent contractors and third-party haulers. This approach also provides more certainty to our customers because of the Company’s ability to provide capacity in an increasingly complex market. At the same time, we utilize a diversified approach to securing additional capacity to service our customers where we do not currently possess significant Company driver network density.

Acquisition Strategy

Expand Within Existing Geographic Markets and Select New Markets. The auto transportation and logistics industry is highly fragmented, with the majority of the industry represented by smaller, regional providers representing attractive tuck-in acquisition opportunities. We see opportunity with regional providers that overlap with our geographic footprint that would improve our network density in select geographies and add new markets and/or customers. We believe there will be significant opportunities to acquire and integrate these smaller acquisition candidates into our existing infrastructure, providing opportunities for cost synergies and cross-selling. In addition, we may seek to vertically integrate our operations by acquiring companies that offer complementary services that we do not currently offer. There are several new geographic regions where we have expanded and can expand our footprint via acquisition of smaller regional providers. When pursuing an acquisition, we intend to acquire established, high-quality companies in markets where we can establish a leading market position to serve as core businesses into which additional operations may be consolidated.

Customers

We believe that the commitment to consistent, high-quality service demonstrated by the Founding Companies and subsequently-acquired entities has produced long-term relationships with many existing customers and positions us to expand market penetration through the use of enhanced sales and marketing efforts.

Although we generally work with customers across the automotive OEM landscape, five OEM customers accounted for roughly 59% of our combined operating revenue in 2025. Our business with these five OEMs, across several contracts and contracted locations, with varying term dates, generally run an average of three to five years within a certain geographic region. We currently operate under 129 disparate contracts with our customers, with no single contract representing more than 7% of our 2025 combined revenue. Generally, contracts have required re-bidding leading into termination of the contract; however, if the service levels are good, there has been a high likelihood that the incumbent carrier will retain the business. Many contracts include automatic extensions and OEMs are often open to private negotiations with incumbent carriers  While the current automotive transportation landscape is highly competitive, in light of tariff and EV investment right-sizing, combined with an uncertain consumer economy, which challenge automotive customers, we expect that our existing customers will continue to account for a significant percentage of our revenue for the foreseeable future. The loss of a significant customer, or multiple contracts within a given customer, could have a material adverse effect on our business, financial condition and results of operations.

Competition

The provision of auto transportation and logistics services is competitive. Competition for the delivery of auto transportation and logistics services is based primarily on quality, service, timeliness, price, and geographic proximity. We compete with certain large auto transportation and logistics companies on a national, regional and/or local basis. We also compete with many smaller regional and local companies, which may have lower overhead cost structures than us and may, therefore, be able to provide their services at lower rates than us. We believe that we can compete effectively because of our high-quality service, geographic scope, broad range of services offered, experienced management and operational economies of scale. We differentiate ourselves from our competition in terms of service and quality by investing in training, systems and equipment and by offering a broad range of services and capabilities across a national footprint.

We may also face competition for acquisition candidates from companies which are attempting, or may attempt in the future, to consolidate towing and transport service providers. Some of our current or future competitors may be better positioned than us to finance acquisitions, to pay higher prices for acquisition candidates pursued by us, or to finance their internal operations. Despite this, we have shown discipline through a set of defined acquisition criteria that span strategic and financial attributes to position ourselves for accretive acquisitions that align with our stated growth plans.

Seasonality

We expect to experience significant fluctuations in quarterly operating results due to a number of factors, including the timing of auto production and sales and acquisitions and related costs; our success in integrating acquired companies; the gain or loss of significant customers or contracts; the timing of expenditures for new equipment and the disposition of used equipment; price changes in response to competitive factors; and general economic conditions. As a result of these fluctuations, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Government Regulation

Auto transportation and logistics services are subject to various federal, state and local laws and regulations regarding equipment, driver certification, training and recordkeeping, classification of employees or independent contractors and workplace safety. Our vehicles and facilities are subject to periodic inspection by the U.S. Department of Transportation and other state and local agencies. Our failure to comply with such laws and regulations could subject us to substantial fines and could lead to the closure of operations that are not in compliance. In addition, certain government contracting laws and regulations may impact our ability to acquire complementary businesses in a given city or county. We have numerous federal, state and local licenses and permits for the conduct of their respective businesses. Any failure by us to obtain or maintain such licenses and permits or delay in our receipt of such licenses and permits could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to a number of federal, state and local laws and regulations relating to the storage of petroleum products, hazardous materials and impounded vehicles, as well as safety regulations relating to the upkeep and maintenance of our vehicles. In particular, our operations are subject to federal, state and local laws and regulations governing leakage from salvage vehicles, waste disposal, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. We believe that we are in substantial compliance with all such laws and regulations and do not currently anticipate that we will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements. It is possible that an environmental claim could be made against us or one of our affiliated or subsidiary entities or that one or more of them could be identified by the Environmental Protection Agency, a state agency, or one or more third parties as a potentially responsible party under federal or state environmental laws. If we or any affiliated or subsidiary entity were to be named a potentially responsible party, we could be forced to incur substantial investigation, legal and remediation costs, which could have a material adverse effect on our business, financial condition and results of operations.

Safety and Training

We are committed to a strong safety culture, supported by programs, policies and training, and importantly, the active engagement of, and commitment by, all personnel in safe practices and operations. We utilize a variety of programs to improve safety, including regular driver training and coaching, a robust compliance program, including drug and alcohol testing, technology monitoring tools and regular reporting and recognition of safety performance. We utilize these and other proven practices throughout our operations to ensure that all employees comply with safety standards established by us, our customers, insurance carriers and federal, state and local laws and regulations. We believe that our emphasis on safety and training, and the continuous improvement thereof, will assist us in attracting and retaining quality employees.

Environment and Sustainability

The Company recognizes that climate change presents both risks and opportunities for its auto transport operations. To address these, the Company utilizes an Enterprise Risk Management (“ERM”) framework and related processes to guide environmental and sustainability decisions. Under this framework, climate-related and other sustainability risks are identified, assessed, prioritized, managed, and monitored by functional senior leaders, with periodic reporting to the Nominating and Governance Committee of the Board of Directors.

Day-to-day leadership of the Company’s sustainability initiatives is provided by the Vice President of Maintenance and Equipment and the Vice President of Safety and Risk Management. These senior leaders oversee key operational functions relevant to these efforts, including equipment management, maintenance practices, physical facilities, driver development, safety, compliance, and risk management.

The Company integrates climate considerations into its operational strategy through targeted initiatives designed to reduce greenhouse gas (“GHG”) emissions, enhance fuel efficiency, and mitigate environmental impact. Primary areas of focus include:

●	Driver Behavior and In-Cab Telematics — Deployment of telematics systems and real-time driver coaching tools to enhance safety, promote fuel-efficient practices, reduce harsh maneuvering events, and lower associated emissions.

●	Asset Management and Maintenance — Use of maintenance technologies for proactive vehicle servicing, with emphasis on tire management programs (including pressure monitoring and regular rotations), intended to improve fuel economy and reduce CO₂ emissions.

●	Fuel and Emissions Strategy — Exclusive use of renewable diesel and biodiesel fuel blends (up to B20) where available, along with continued maintenance of certification under the U.S. Environmental Protection Agency’s SmartWay program.

These efforts address transition risks (e.g., evolving regulations) and physical risks (e.g., severe weather), while supporting long-term operational resilience and stakeholder value.

The Company monitors certain key performance indicators related to fuel efficiency, GHG emissions intensity, and environmental impact, such as fuel consumption per vehicle-mile traveled, recycling quantification and equipment emission controls.

Data is derived from internal sources (e.g., telematics, fuel cards, maintenance records). The Company may refine or expand its KPIs in future periods to align with evolving sustainability objectives, regulatory developments, and industry benchmarks, such as Environmental Protection Agency (“EPA”) SmartWay performance metrics. No assurances are provided regarding achievement of specific outcomes, as results depend on factors including fuel availability, operational conditions, and external influences.

Ongoing initiatives, including testing new equipment, leveraging alternative fuel technologies, and implementing consistent equipment maintenance practices, are designed to contribute to emissions reductions and enhance operational efficiencies.

Fuel Management

The Company manages fuel purchasing to optimize supply security and cost. Our fleet exclusively utilizes renewable diesel and biodiesel blends, with biodiesel content up to 20% (“B20”), maintaining compatibility with existing equipment and infrastructure. As a participant in the EPA SmartWay program, we leverage verified efficiency technologies and best practices—such as tire pressure management, speed management, driver training, vehicle maintenance, and route optimization initiatives—to further reduce fuel consumption, lower operating costs, and minimize emissions.

In 2025, we strategically sourced bulk volumes for an on-site California terminal for reliability, while securing discounts on the majority of purchases at retail truck stops. Fuel purchased and stored at our dedicated California facility remains fully compliant with applicable regulations, including California Air Resources Board (“CARB”) diesel fuel standards and approved pathways for renewable diesel and biodiesel blends. Recent 2025 amendments to the Advanced Clean Fleets (“ACF”) regulation have limited its zero-emission vehicle (“ZEV”) purchase mandates primarily to state and local government fleets, eliminating near-term transition requirements or alternative fuel restrictions for private fleet operations like ours.

In 2026, all operating companies are expected to complete the transition to a centralized contracted fuel purchasing program. This initiative enables precise tracking and reporting of cost savings achieved through negotiated preferential rates at designated fueling sites, further enhancing our fuel cost management and operational efficiency.

The majority of our customer contracts include fuel surcharge provisions that reimburse the Company for fuel costs incurred in operations, providing additional protection against price volatility and reinforcing our overall cost-control framework.

Facilities and Vehicles

We operate out of 57 facilities, where we park, repair and maintain transport vehicles, conduct local operations and/or originate/load vehicles for transport. Our facilities are generally leased from other parties and, in three cases, those parties are former owners or affiliates of the Founding Companies. See Note 17 “Related Party Transactions.” Many of our facilities are capable of being utilized at higher capacities, as market conditions change. We have consolidated certain facilities as common geographies have presented opportunities, and we will seek to be efficient in balancing coverage versus growth capacity at facilities in the future.

We own a fleet of roughly 800 auto transport vehicles and trailers as of December 31, 2025. Our available truck capacity consists both of Company-owned tractors and trailers, operated by Company drivers, and owned equipment leased to independent contractors and third parties. We intend to own and operate a significant percentage of the tractors and trailers we utilize in our daily operations, as opposed to primarily leasing equipment to owner-operators or sub-haulers. When needed, we have access to a vast network of sub-haulers who own their own equipment to support fulfillment of client needs. Company-owned tractors and trailers are well-maintained, and equipment that operates on behalf of our customers is required to meet equipment and maintenance standards and applicable laws and regulations. We believe that the fleet we own, as well as the subhaul fleet that operates to support our business, is adequate for our current operations. In addition, at December 31, 2025 we had 113 owner operators who own their own equipment who run under our DOT authorities.

Risk Management, Insurance and Litigation

The primary risks in our operations include bodily injury, property damage, workers’ compensation claims and, potentially, environmental and land use claims. Following the Combinations, we began consolidating insurance coverage on a Company-wide basis, subject to customary deductibles. We have been, from time to time, parties to litigation arising in the ordinary course business, most of which involve claims for personal injury or property damage. The Company is not currently involved in any litigation that the Company believes will have a material adverse effect on our business, financial condition or results of operations. See Note 18 of the accompanying consolidated financial statements of the Company, “Commitments and Contingencies”.

Employees

As of December 31, 2025, we had approximately 825 employees. None of our employees are subject to collective bargaining agreements.

We recognize that our continued ability to attract, retain and motivate exceptional employees is vital to ensuring our long-term competitive advantage. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:

●	Talent Development, Compensation and Retention. We strive to provide our employees with a rewarding work environment, including the opportunity for growth, success and professional development. We provide our employees with competitive salaries and bonuses, development programs that enable continued learning and growth and a robust benefits package — all designed to attract and retain a skilled and diverse workforce.

●	Health and Safety. The safety and well-being of our employees is our top priority. We support the health and safety of our employees by providing health care, retirement planning, paid time off and other benefits, which are intended to assist employees to manage their well-being.

Information about our Executive Officers

The following table summarizes information about each one of our executive officers as of December 31, 2025.

Name	Age	Position(s)
Richard O’Dell	64	Chief Executive Officer, Director
Amy Rice	47	President, Chief Operating Officer
Brad Wright	65	Chief Financial Officer, Secretary

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

Amy Rice — Ms. Rice has served as our President and Chief Operating Officer since August 2024. Ms. Rice served in various roles at CSX, a Class I freight railroad and transportation provider, from 2011 – 2019, including as Vice President, Coal and Intermodal Operations from 2018 – 2019, Vice President, Strategic Planning from 2017-2018, Vice President of Operations Planning and Performance in 2017 and Vice President of Finance in 2017. More recently, Ms. Rice served as the chief executive officer of Sy-Klone International, a private manufacturer of fine dust filtration systems, from 2019 to 2023. Ms. Rice was a board member of Firan Technology Group Corporation (TSX) from 2022 to 2025. Ms. Rice has a Masters of Business Administration from the Ross School of Business of the University of Michigan and an undergraduate business degree from Emory University.

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

We make available on or through our website reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website at the following address, through which this information is available: http://www.sec.gov.

Item 1A. RISK FACTORS

Our business is subject to various risks and uncertainties. The following summary highlights some of the risks the Company is exposed to in the normal course of its business activities. If any of these risks actually occur, the Company’s business, financial condition or results of operations could be materially and adversely affected. This summary is not complete, and the risks summarized below are not the only risks the Company faces. You should review and consider carefully the risks and uncertainties described in more detail following this summary in this Item 1A of Part I of this Annual Report, which includes a more complete discussion of the risks summarized below, as well as a discussion of other risks related to the Company’s business and an investment in its common stock.

●	Increased competition in the auto transportation and logistics industry could result in a loss of our market share or a reduction in our rates, which could have a material adverse effect on our operations.

●	We are highly dependent on the automotive industry, and a decline in the automotive industry could have a material adverse effect on our operations.

●	We are dependent on a small number of customers for a large portion of our revenue.

●	Our business depends upon compliance with numerous government regulations.

●	Arrangements with independent contractors expose us to risks that we do not face with employees.

●	Any unionization efforts or labor regulation changes in certain jurisdictions in which we operate could divert management’s attention and could have a materially adverse effect on our operating results or limit our operational flexibility.

●	Increases in driver compensation or difficulties attracting and retaining qualified drivers could have a materially adverse effect on our profitability and the ability to maintain or grow our business.

●	We operate enterprise information technology systems, and our business may be seriously harmed if we fail to maintain, upgrade, enhance, protect, and integrate our information technology systems.

●	Operational risks, including the risk of cyberattacks, may disrupt our business and could have a material adverse effect on our operations.

●	Risks associated with climate change, including increased regulations of our emissions, and the potential increased impacts of severe weather events on our properties.

●	Geopolitical events, unstable economic and market conditions may have serious adverse consequences on our business, financial condition and stock price.

Risks Related to Our Business and Operations

Increased competition in the auto transportation and logistics industry could result in a loss of our market share or a reduction in our rates, which could have a material adverse effect on our operations.

The auto transportation and logistics market is a highly competitive and fragmented industry. We currently compete with other auto carriers of varying sizes, logistics, brokerage and transportation services providers of varying sizes, as well as with railroads and independent owner-operators. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. Our competitors periodically reduce their freight rates to gain business, especially when adverse economic conditions negatively impact customer shipping volumes, truck capacities, or operating costs. In addition, certain of the Company’s customers may develop new methods for hauling vehicles, such as using local drive-away services to facilitate local delivery of products. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at costs to customers that are less than the long-haul truck delivery cost of our services. Additionally, the continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources, and the development of new methods or technologies for hauling vehicles could lead to increased investments to remain competitive, any of which may lead to new market entrants and increased competition overall. If we lose market share to these competitors or have to reduce our rates in order to retain our market share, our financial condition and results of operations could be materially and adversely affected.

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

Historically, a small group of our customers have made up a majority of our revenue. Specifically, for the year ended December 31, 2025, our top five customers accounted for 59%, and for the year ended December 31, 2024, our top five customers accounted for 49.6% of our combined operating revenue, and our top ten customers accounted for 73.8% and 70.9% of our combined total operating revenue during the same periods, respectively. We have one customer that accounted for 29% and 22% of our combined operating revenue for the year ended December 31, 2025 and 2024, respectively. There is no assurance any of our customers, including this select group of customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume level. Despite the existence of contractual arrangements, our customers may engage in competitive bidding processes that could negatively impact our contractual relationships. A loss of any of these customers or major contracts within these customers would have a material adverse effect on the Company’s results of operations and financial condition.

Our business depends upon compliance with numerous government regulations.

Our operations are regulated and licensed by various federal, state, and local transportation agencies in the United States. We are subject to licensing and regulation by the U.S. Department of Transportation (the “DOT”) for the transportation of property. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. We also have and maintain other licenses as required by law. In addition to the DOT, various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, safety, driver licensing and qualifications, contract compliance, insurance requirements, tariff and trade policies, taxation, and financial reporting.

We may be audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance or receive an unsatisfactory DOT safety rating, the DOT could restrict or otherwise materially adversely impact our business, financial conditions and results of operations.

We could become subject to new or more restrictive regulations, such as regulations relating to English language proficiency, commercial drivers licensing standards, U.S. Environmental Protection Agency-mandated engine emissions requirements, drivers’ hours of service, occupational safety and health, ergonomics, cargo security, collective bargaining, and other matters affecting safety or operating methods. Our drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. Compliance with all such regulations could substantially require changes in our operating practices, influence the demand for auto transportation and logistics services, reduce equipment and driver availability and productivity, and the costs of compliance could incur significant additional expenses.

Any material change in applicable regulation or a ruling in a judicial proceeding could have a material adverse effect on our business.

We cannot predict the impact that future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating permits and licenses.

Our engagement of owner-operators and third-party carriers to provide a portion of our capacity exposes us to different risks than we face with our Company drivers.

We face a complex and increasingly stringent regulatory and statutory scheme relating to wages, classification of employees and alternate work arrangements. Tax and certain federal and state regulatory authorities, as well as owner-operators and third-party carriers themselves, have increasingly asserted that independent contractors within our industry should be classified as employees under particular jurisdictions. Automotive transportation companies have been, and may continue to be, subject to lawsuits alleging that their drivers were misclassified as independent contractors rather than employees. Further, class actions and other lawsuits have been filed against us and others in our industry seeking to reclassify owner-operators and third-party carriers as employees for a variety of purposes, including workers’ compensation and health care coverage. If any such cases are judicially determined in a manner adverse to us or our businesses, there could be an adverse impact on our operations in the affected jurisdiction. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the owner-operators and third-party carriers we contract are deemed employees, we could incur additional exposure under laws for federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort. The exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings. We continue to evaluate the classification of drivers, and ensure appropriate treatment of independent contractors where they perform services on our behalf, to ensure compliance with all relevant laws. While we continue to engage owner-operators and third-party carriers where permissible and do not believe any future reclassifications would be material, we cannot guarantee an immaterial impact. Any such change in applicable regulation or ruling in a judicial proceeding could have a material adverse effect on our business.

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

We typically are able to recover a portion of our fuel costs from our customers. Changes in fuel costs will not result in a direct offset to fuel surcharges due to the nature of the calculation of fuel surcharges, which is customer-specific and fluctuates as a result of miles driven, changes in the number and types of units hauled per customer, as well as the relationship of the national average cost of fuel (the national average diesel price index) or other contractually determined customer index benchmarks compared to actual fuel prices paid at the pump. In addition, depending on the base rate and fuel surcharge levels agreed upon by our customers, there could be a delay in reflecting increases in our surcharges to customers resulting from a rapid and significant change in the cost of diesel fuel, which could also have a material adverse effect on our operating results.

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

Such covenants may make it more difficult for us to operate our business, obtain additional capital and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and respond to business challenges could be significantly limited.

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

However, we may not be able to identify suitable acquisition candidates in the future, and we may never realize expected business opportunities and growth prospects from acquisitions. Acquisitions involve numerous risks, including, but not limited to: difficulties in integrating the operations, technologies and products acquired; the diversion of our management’s attention from other business concerns; current operating and financial systems and controls may be inadequate to deal with our growth; the risks of entering markets in which we have limited or no prior experience; and the loss of key employees. Furthermore, even if we are able to identify attractive acquisition candidates, we may not be able to obtain the financing to complete such acquisitions.

If these factors limit our ability to integrate the operations of our acquisitions successfully or on a timely basis, our expectations of future results of operations may not be met. In addition, our growth and operating strategies for any business we acquire may be different from the strategies that such business currently is pursuing. If our strategies are not the appropriate strategies for a company we acquire, it could have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.

Furthermore, there may be liabilities that we do not discover in the course of performing due diligence on each company or business we have already acquired or may acquire in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or noncompliance with, or liability pursuant to, applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. In addition, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. Rights to indemnification by sellers of assets to us, even if obtained, may not be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

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

We, by the nature of our operations, are exposed to the potential for a variety of claims, including personal injury claims, vehicular collisions and accidents, commercial and contract disputes, cargo loss and property damage claims. We maintain insurance coverage with established insurance companies at levels deemed to be adequate. The trucking business has experienced significant increases in the cost of liability insurance, in the size of jury verdicts in personal injury cases arising from trucking accidents and in the cost of settling such claims. If the number or severity of future claims increases, claims expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims or deductible levels, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Increases in driver compensation or difficulties attracting and retaining qualified drivers, independent contractors or third-party carrier capacity providers could have a materially adverse effect on our profitability.

Difficulty in attracting and retaining sufficient numbers of qualified drivers, independent contractors, and third-party carrier capacity providers, could have a materially adverse effect on our growth and profitability. The transportation industry is subject to a shortage of qualified drivers, and drivers for our specialty automotive transport must have additional qualifications. Driver shortage is exacerbated during periods of economic expansion, in which there may be alternative employment opportunities, or during periods of economic or industry downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school. Furthermore, capacity at driving schools and the criteria to qualify for a commercial driver’s license may be limited by new rules and regulations, which may reduce the pool of potential drivers available to us in the future. Our inability to engage a sufficient number of drivers and independent contractors may negatively affect our operations. Further, our driver compensation and independent contractor expenses are subject to market conditions, and we may find it necessary to increase driver and independent contractor rates in future periods.

In connection with the preparation of the Company’s audited financial statements for the year ended December 31, 2025, a material weakness in the Company’s internal controls over financial reporting was identified and, if our remediation is not effective, or if we fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and profitability.

We have identified a material weakness in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was related to IT general controls in Company’s financial systems and closing processes in the period after our IPO and prior to full integration of systems, including account reconciliations and review surrounding the close process.

Remediation steps have been taken to improve the Company’s internal controls over financial reporting to address the underlying causes, including: completion of systems integration to a common enterprise transportation management and accounting platform, designing and implementing increased controls, increased oversight and review of technical systems and engaging third-parties to support control design and testing. As of December 31, 2025, all operating companies have been converted to one accounting technology platform, with the repair facilities scheduled for mid-2026. Having all companies operating under one accounting technology platform has allowed the Company to implement improved internal controls related to financial reporting and has given us more oversight over the financial information being generated. We have hired an independent consulting firm to assist with redesigning our internal controls over financial reporting and information technology and anticipate being completed with all remaining remediation steps in 2026.

While we believe that our efforts have improved the Company’s internal controls over financial reporting, the implementation and oversight of control measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.. If, however, we are unable to successfully remediate the existing or any future material weakness, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price and profitability may decline as a result.

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

We are highly dependent upon our senior management team. In particular, the loss of the services of Richard O’Dell, Amy Rice or Brad Wright could have a material adverse effect on our business, financial condition and results of operations, although we do have succession plans in place for these roles. We do not presently maintain “key man” life insurance with respect to members of senior management. In addition, our operations are managed by regional and local managers who have an average of 15 years of auto transportation and logistics experience and substantial knowledge of the local markets served, including certain former owners and employees of the Founding Companies and those acquired thereafter. We believe these employees’ knowledge of the industry and our business model, coupled with their invaluable relationships with customers and vendors, may be highly difficult to replicate. The loss of management talent could have a material adverse effect on our business, financial condition and results of operations in the event that we are unable to find a suitable replacement in a timely manner.

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

We must ensure that our information technology systems remain modern, secure and effective to meet the needs of our business. If our systems are unable to maintain high volumes with reliability, accuracy and speed as we continue to grow, our service levels and operating efficiencies may decline. Additionally, if we fail to enhance our systems to meet customer needs and evolving cybersecurity best practices, our results of operations could be harmed.

Information technology risks, including the risk of cyberattacks, may disrupt our business, result in losses or limit our growth.

We rely heavily on our financial, accounting, treasury, communications and other data processing systems and continued and efficient operation of such systems. Despite cybersecurity programs and policies, such systems may fail to operate properly or become disabled because of tampering or a breach of the network security systems or otherwise. In addition, such systems could be subject to cyberattacks, which may continue to increase in sophistication and frequency in the future.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe levels and will likely continue to increase in frequency in the future. Our information and technology systems may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures we take to evaluate the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

Our risk management systems, though consistent with best practices, could prove to be inadequate and, if compromised, we could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. We do not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to us. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders and material nonpublic information. We could be required to make a significant investment to remedy the effects of any such failures, harm to our reputations, legal claims we may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect our business and financial performance.

Our contractual agreements with independent contractor owner-operators and third-party carriers expose us to risks that we do not face with Company drivers.

The use of independent contractor owner-operators and third-party carriers for portions of capacity creates numerous risks for our business. For example, if these independent contractors fail to meet contractual obligations or otherwise fail to perform in a manner consistent with customer requirements, we may be required to utilize alternative service providers at potentially higher prices or with some degree of disruption of the services that we provide to customers. If we fail to deliver on time, if the contractual obligations are not otherwise met, or if the costs of our services increase, then our profitability and customer relationships could be harmed.

Owner-operators and third-party carriers are independent contractor service providers, as compared to Company drivers, who are employees. As independent business owners, these independent contractors may make business or personal decisions that conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home or personal scheduling conflicts arise, an independent contractor may deny loads of freight. In these circumstances, we must be able to timely deliver the freight in order to maintain relationships with customers. In addition, adverse changes in the financial condition of our independent contractor network or increases in their equipment or operating costs could pose a threat to their viability to support this industry.

We are directly affected by the state of the global economy and geopolitical developments.

The transportation industry is susceptible to trends in economic activity. As our business is to transport automobiles, our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade — key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, interest rates and currency exchange rates, labor costs and unemployment rates, labor shortages or strikes, fuel and energy prices, public health crises, military conflicts, inventory levels, buying patterns and disposable income, debt levels, and credit availability. In addition, the current presidential administration has imposed tariffs on imported goods – specifically automobiles – from countries that include Canada, Mexico, the European Union, and Asian countries. Such trade policies and tariff implementation, and any related retaliatory trade policies and tariff implementation by foreign governments, have resulted and may continue to result in decreased shipping volumes and increased product costs, and could have a material adverse effect on our revenues and results of operations.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

We expect to experience significant fluctuations in quarterly operating results due to a number of factors, including the timing of auto production and sales and acquisitions and related costs; our success in integrating acquired companies; the gain or loss of significant customers or contracts; the timing of expenditures for new equipment and the disposition of used equipment; variation in the level of self-insured claims costs; price changes in response to competitive factors; and general economic conditions. As a result of these fluctuations, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Our business and operating results are subject to seasonal fluctuations, which could result in fluctuations in our operating results and stock price.

The provision of auto transportation and logistics services is subject to seasonal variations. Specifically, there are times when auto manufacturing plants have maintenance down time, which can be prolonged from time to time and impacts the auto production and delivery cycle. Auto transportation and logistics tends to be stronger in the months with the mildest weather because inclement weather tends to slow the delivery of vehicles.

Our stockholders and management will have significant control over stockholder matters.

Approximately 13.2% of our outstanding common stock is beneficially owned by the executive officers and directors, as of March 16, 2026. Accordingly, these persons, if acting in concert, will hold sufficient voting power to enable them to significantly influence the election of directors and the outcome of all issues submitted to a vote of our stockholders. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, including transactions in which the holders of common stock might receive a premium for their shares over prevailing market prices.

Risks Related to the Securities Markets and Ownership of Our Common Stock

An active and liquid trading market for our common stock may not be sustained and the lack of an active and liquid market could affect a stockholder’s ability to sell shares of the Company’s common stock or the price at which they may be sold.

Prior to May 2024, no market for shares of our common stock existed. Our common stock is listed on the Nasdaq Global Market under the symbol “PAL”. An active or liquid trading market for our common stock may not be sustained. The lack of an active market may also reduce the fair market value of shares of our common stock. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock in the future and may impair our ability to enter into strategic collaborations or acquire companies by using our shares of common stock as consideration.

Our stock price may be volatile, which could cause you to lose all or part of your investment in our common stock.

The market price of our common stock may be volatile and could fluctuate widely in response to many factors, some of which are beyond our control. These fluctuations could cause an investor to lose all or part of their investment in our common stock since one might be unable to sell shares at or above the price paid for such shares. The following factors, in addition to other factors included elsewhere in this Annual Report, may have a significant impact on the market price of our common stock:

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

The trading market for our common stock will be influenced in part by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the industry or securities analysts, or the content and opinions included in their reports and we may not obtain research coverage by securities and industry analysts. If securities or industry analysts discontinue coverage of us, we could lose visibility in the financial markets, and the trading price for our common stock could be impacted negatively. If any of the analysts who cover us publish inaccurate or unfavorable research or opinions regarding us, our business model, or our stock performance, our stock price would likely decline.

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

As of December 31, 2025, we had 27,834,799 shares of common stock outstanding, all  of which were freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless held by our “affiliates” as defined in Rule 144 under the Securities Act.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of the Company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our Board of Directors (the “Board”) or take other corporate actions, including effecting changes in our management. These provisions:

●	permit only the Board to establish the number of directors and fill vacancies on the board of directors;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

●	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Any provision of our certificate of incorporation, amended and restated bylaws or the DGCL that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

The exclusive forum provisions in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees, which may discourage lawsuits with respect to such claims.

Our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and prospects.

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

We have never declared nor paid dividends on our capital stock. We expect to prioritize the retention of our future earnings, if any, to finance the growth and development, operation and expansion of our business and we do not anticipate declaring or paying any dividends in the foreseeable future. As a result, capital appreciation of our common stock, which may never occur, will be your sole source of gain on your investment for the foreseeable future.

General Risk Factors

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

By disclosing information in this Annual Report and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims were successful, our business could be seriously harmed. Even if the claims did not result in litigation or were resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

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

We could be an emerging growth company for up to five years following the completion of the IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of December 31st, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately.

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

Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability (e.g., related to the ongoing Russia-Ukraine conflict and Middle East conflict). The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in economic or market conditions will not occur, or how long these challenges will persist. If the current equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

The Company is subject to risks associated with climate change, including potential regulation of GHG emissions, fuel efficiency standards, and severe weather impacts on auto haul operations. Under the current federal administration, certain existing and/or proposed standards face review, potential rollback or delays, though core requirements remain subject to ongoing implementation and litigation, and we remain mindful of state-specific mandates.

In March 2024, the EPA –with National Highway Traffic Safety Administration (“NHTSA”) coordination on fuel efficiency–finalized Phase 3 GHG and fuel efficiency standards for heavy-duty vehicles and tractors, phasing in from model year 2027 with substantial reductions through 2032 and beyond. However, on February 12, 2026, the EPA finalized rescission of the 2009 GHG Endangerment Finding and repealed all subsequent federal GHG standards for light-, medium-, and heavy-duty vehicles/engines, including Phase 3. Published February 18, 2026, and effective April 20, 2026, this removes federal compliance, testing, reporting, and reduction obligations absent further developments. The rescission faces legal challenges with uncertain outcomes that could stay, remand, or reinstate standards.

At the state level, California and certain Section 177 states (including Colorado, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island, and Washington) had implemented rules like the Advanced Clean Trucks (“ACT”) regulation, mandating increasing ZEV percentages in medium- and heavy-duty truck sales. Following June 2025 Congressional Review Act (“CRA”) revocation of related EPA waivers and the February 2026 federal rescission, enforcement has been paused or delayed in several states amid ongoing litigation. State and local governments continue considering additional GHG requirements for trucking.

The Company continues to monitor these developments and related federal, state, and international regulations concerning GHG emissions, fuel efficiency, zero-emission mandates, and alternative technologies in the transportation sector, as changes could impact compliance costs, vehicle design, and the supply chain.

Increased regulation of GHG emissions, fuel efficiency, and vehicle standards—along with tariffs on imported equipment, steel, aluminum, and components—could pose substantial costs on our auto haul trucking business. Recent tariffs, including 25% duties on medium- and heavy-duty trucks and parts and elevated rates on steel and aluminum, may raise acquisition costs for new vehicles and maintenance components, potentially delaying fleet modernization and investments in fuel-efficient or low-emission technologies. These costs may include higher prices for compliant equipment; increased fuel costs; investments in fleet retrofits; and expenses related to emissions credits, offsets, or reporting. Furthermore, the operating performance of next-generation tractors has not yet been demonstrated at scale for auto haul operations, representing implementation risk to be managed in addition to the cost risks.

Additionally, the potential acute and chronic physical effects of climate change—such as increased frequency and severity of storms, floods, wildfires, extreme heat, droughts, and longer-term shifts in weather patterns—could disrupt our auto haul operations, which involve transporting vehicles across North America via highways, interstates, and terminals exposed to these risks. For example, severe weather events like Hurricane Helene in 2024, which disrupted Southeast auto logistics corridors, could cause road closures, bridge outages, or port delays, leading to shipment rerouting, extended transit times, and penalties for late deliveries to automobile manufacturers and dealers. Damage to terminals, yards, or third-party rail ramps from floods or wildfires could halt operations and require costly repairs.

Operational disruptions may result in lost revenue, higher insurance premiums or claims, and customer attrition. The Company maintains insurance coverage for auto liability, general liability, cargo damage, property damage, and other risks customary in our industry; however, we are partially self-insured and retain significant deductibles or retentions. Insurance premiums and availability are subject to volatility driven by market conditions, our claims history, accident rates, catastrophic events (including severe weather), and broader industry trends. If claims exceed our coverage limits or self-insured retentions, premiums increase materially, or coverage becomes limited or unavailable, it could have a material adverse effect on our operating results and financial condition.

The Company could incur significant capital expenditures to enhance infrastructure resiliency (e.g., hardening facilities against high winds, backup power). The frequency, severity, or materiality of losses/costs from physical climate effects on operations, facilities, or supply chain cannot be accurately predicted.

To mitigate risks and advance sustainability, the Company pursues initiatives such as in-cab telematics for optimization/efficiency, driver coaching, proactive maintenance, and fuel management (detailed in “Item 1. Business—Environment and Sustainability”). The Company owns or leases six U.S. maintenance facilities, all retrofitted with light-emitting diode (“LED”) lighting and high-efficiency heating, ventilation, and air conditioning (“HVAC”) to reduce energy use. A comprehensive recycling program covers tires, used oil, coolant, batteries, combustible materials, and other waste; replacement parts are recycled or refurbished where feasible.

No assurances are provided that these measures will fully offset climate impacts or achieve specific outcomes, as results depend on factors including regulations, technology, and conditions. The Company continues monitoring risks and opportunities and may adopt further initiatives.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Risk Management and Strategy.

While no organization can eliminate cybersecurity risk, the Company employs a cybersecurity strategy that is designed to mitigate cybersecurity and information technology risk. The Company maintains processes to identify, assess, and prioritize cybersecurity risks based on potential impact to operations, financial objectives, and reputation. These processes include periodic risk assessments, vulnerability identification, and evaluation of threat intelligence, which are integrated into the Company’s broader enterprise risk management and business decision-making processes.

The Company and its contracted providers have implemented practices consistent with the National Institute of Standards and Technology (NIST) methodology for security. These efforts are implemented to help protect against, and mitigate the effects of, among other things, cybersecurity incidents where unauthorized parties attempt to access confidential, sensitive, or personal information; potentially hold such information for ransom; destroy data; disrupt or delay our operations or systems; or otherwise cause harm to the Company, our customers, employees, vendors, or other key stakeholders.

Managing Material Risks & Integrated Overall Risk Management

Cybersecurity is part of the Company’s enterprise risk management scope. The Company maintains processes to identify, assess, and prioritize cybersecurity risks based on potential impact to operations, financial objectives, and reputation. These processes include periodic risk assessments, vulnerability identification, and evaluation of threat intelligence, which are integrated into the Company’s broader enterprise risk management and business decision-making processes. In addition, the Company has comprehensive monitoring and employee training, underscored by a set of policies and procedures that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. Members of the Company’s management work closely with the IT department and its contracted providers to continuously evaluate and address cybersecurity risks and policies in alignment with the Company’s business objectives and operational needs. Cybersecurity considerations may also inform the Company’s technology investments, vendor selection, and operational planning.

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

The Company relies on third-party service providers to support certain aspects of its operations, including the processing of sensitive data. The Company seeks to manage associated risks through vendor selection processes, contractual requirements, and ongoing oversight activities. However, because these third parties operate their own systems and controls, the Company cannot guarantee the effectiveness of their cybersecurity measures, and a failure or breach at a third-party provider could adversely affect the Company.

Monitoring and Response to Cybersecurity Incidents

The Company, with support from third-party service providers, monitors security alerts on an ongoing basis and conducts periodic reviews of threat levels, trends, and remediation activities. The team prepares a monthly report on cybersecurity threats and risk areas and conducts an annual risk assessment. This ongoing knowledge acquisition and continuing education is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. If a security event is alerted, upper management and the incident response team are notified and the steps identified in the Incident Response Plan, are initiated. The Company’s incident response processes include defined escalation procedures intended to facilitate timely assessment of whether a cybersecurity incident could be material. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Risks from Cybersecurity Threats

The Company faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. For more information about the cybersecurity risks the company faces, see the risk factor entitled “Information technology risks, including the risk of cyberattacks, may disrupt our business, result in losses or limit our growth.” in Item 1A., Risk Factors. The Company has not, to date and based on currently available information, identified cybersecurity incidents that have materially impaired its operations or financial standing. The Company maintains cybersecurity insurance coverage; however, such insurance may not be sufficient to cover all losses or liabilities associated with a cybersecurity incident, and coverage may be subject to exclusions, limitations, and evolving market conditions.

Cybersecurity Governance

The Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats and recognizes the significance of these threats to the Company’s operational integrity and stockholder confidence.

Risk Management Personnel

The Company’s Chief Operating Officer and Vice President of IT are responsible for developing and implementing the Company’s information security program. Additionally, the Vice President of Safety and Risk Management leads ERM for the Company and guides the handling of all material risks, including cybersecurity. The Chief Operating Officer and VP of Safety and Risk Management have experience overseeing risk management programs in multiple environments and the Vice President of IT has experience in IT integration, SaaS businesses, data, application and server security.

Board of Directors Oversight

The Nominating and Governance Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Nominating and Governance Committee is composed of board members with diverse expertise including risk management and technology, equipping them to oversee this scope effectively.

Management’s Role Managing Risk and Reporting to the Board

The Chief Operating Officer has primary interface with the Nominating and Governance Committee on cybersecurity risks, supported by management and its contracted experts. Briefings to the Nominating and Governance Committee take place on a regular basis, with a minimum frequency of once per year to cover topics, including:

●	Current cybersecurity landscape and emerging threats;

●	Actions being taken by the Company to minimize or address such threats;

●	Status of ongoing cybersecurity initiatives and strategies;

●	Incident reports and learnings from any cybersecurity events, if any; and

●	Compliance with regulatory requirements and industry standards.

The Nominating and Governance Committee conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts within the overall risk management framework.

Item 2. PROPERTIES

We operate 57 leased facilities that are used to park, repair and maintain transport vehicles, conduct local operations, originate and load vehicles for transport. All of our facilities are leased from other parties and, in three cases, those parties are former owners or affiliates of the Founding Companies. Many of our facilities are capable of being utilized at higher capacities, as market conditions change. We have consolidated certain facilities as common geographies have presented opportunities, and we will seek to be efficient in balancing coverage versus growth capacity at facilities in the future.

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

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is listed on The Nasdaq Stock Market under the symbol “PAL”.

(b) Holders

As of March 25, 2026, there were 21 holders of record of our common stock.

Common Stock

As of December 31, 2025, we had 50,000,000 common shares authorized at a par value of $0.01, of which 27,834,799 shares were outstanding.

Preferred Stock

As of December 31, 2025, we had 10,000,000 preferred shares authorized at a par value of $0.01, of which no shares were outstanding.

(c) Dividends

We have never declared or paid cash dividends on our common stock. We expect to prioritize the retention of our future earnings, if any, to finance the growth and development, operation and expansion of our business. We therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as any other factors that the Board, in its sole discretion, may consider relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plan

For a description of securities authorized under our equity compensation plans, see Part III, Item 12 of this Annual Report.

(e) Stock Performance Graph

The following graph compares the cumulative return to stockholders for $100 invested in our common stock from May 9, 2024, the first date our common stock traded on Nasdaq, through December 31, 2025 relative to the cumulative total returns of the NYSE Composite and NASDAQ Truck & Transportation. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The stock price performance included in the graph above is not necessarily indicative of future stock price performance.

(f) Recent Sales of Unregistered Securities

On December 21, 2023, the Company entered into the Combination Agreements with the equity owners of the Founding Companies pursuant to which the Company agreed to acquire the Founding Company for a combination of cash and shares of the Company’s common stock. The consideration paid in the Combinations (which closed on May 13, 2024) consisted of cash (including certain amounts payable as bonuses to certain key employees and certain amounts payable to reimburse certain Founding Companies for pre-closing capital expenditures) of approximately $177.4 million (subject to certain adjustments), and 6,978,191 shares of the Company’s common stock (provided, that 541,866 of these shares of common stock were held back to satisfy the indemnification obligations of certain of the Founding Companies for a period of 12 months following the closing of the IPO). All such shares were issued in private offerings pursuant to Section 4(a)(2) of the Securities Act and applicable state securities laws.

The Registration Statement was declared effective by the SEC on May 8, 2024 and the IPO closed on May 13, 2024. Stifel, Nicolaus & Company, Incorporated, Raymond James & Associates, Inc. and William Blair & Company, L.L.C. acted as joint book-running managers representatives for the IPO. Proficient sold 14,333,333 shares of its common stock in the IPO at a public offering price of $15.00 per share. Proficient also granted the underwriters a 30-day option to purchase up to an additional 2,149,999 shares of common stock from Proficient at the initial public offering price, less the underwriting discount. On June 4, 2024, the underwriters purchased 1,435,000 shares of common stock pursuant to their overallotment option. The net proceeds from the IPO (including the net proceeds from the partial exercise of the IPO underwriters’ overallotment option) were approximately $215.0 million, after payment by the Company of underwriting discounts and commission of approximately $16.6 million and expenses of approximately $4.75 million. Approximately $178.5 million was used to pay the cash portion of the Combinations consideration payable to the equity holders of the Founding Companies and approximately $3.0 million was used to pay expenses incurred in connection with the Combinations. The remaining net proceeds were used for general corporate purposes, which included working capital and future acquisitions.

Prior to the IPO, the Company entered into various subscription agreements with certain natural persons pursuant to which they agreed to purchase an aggregate of 2,939,130 shares of common stock, made in a private offering pursuant to Section 4(a)(2) of the Securities Act and applicable state securities laws.

On August 16, 2024, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), between PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, on the one hand, and Auto Transport Group, LC, (“ATG”), each seller identified therein and Chris Baldwin, solely in his capacity as the representative of the Sellers, on the other hand, the Company completed the acquisition (the “ATG Transaction”) of ATG. ATG provides vehicle transportation and shipping services in the Mountain Western region, at the time of acquisition utilizing a fleet of 76 tractors and 76 trailers.

In connection with the ATG Transaction, the Company paid the sellers cash consideration of approximately $28.4 million (after certain pre-closing adjustments) and issued to the sellers approximately 1.07 million shares of the Company’s Common Stock, approximately 105,000 of which have been held back to secure certain of the seller’s post-closing adjustment and indemnification obligations. The purchase price is subject to customary post-closing adjustments. The cash portion of the ATG Transaction consideration was funded by cash on the Company’s consolidated balance sheet and borrowings under available credit facilities.

On April 1, 2025, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), between PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, on the one hand, and Brothers Auto Transport (“Brothers”), each seller identified therein and Don Carney, solely in his capacity as the representative of the Sellers, on the other hand, the Company completed the acquisition (the “Brothers Transaction”) of Brothers. Brothers provides vehicle transportation and shipping services in the Northeast and Mid-Atlantic area.

In connection with the Brothers Transaction, the Company paid the sellers cash consideration of approximately $12.4 million (after certain pre-closing adjustments) and issued to the sellers approximately 395,322 shares of the Company’s Common Stock, approximately 39,704 of which have been held back to secure certain of the seller’s post-closing adjustment and indemnification obligations. The purchase price is subject to customary post-closing adjustments. The cash portion of the Brothers Transaction consideration was funded by cash on the Company’s consolidated balance sheet and borrowings under available credit facilities.

(g) Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2025.

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

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America with an operating fleet of approximately 800 owned assets and employing 825 dedicated employees as of December 31, 2025. From our 57 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers include nearly all of the global auto manufacturing companies who operate in the U.S. market. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Description of the Combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca. On May 13, 2024, the Company completed its IPO of its common stock, and in connection with the closing of the IPO, the Company also completed the acquisitions of all of the Founding Companies. The Founding Companies were acquired for approximately $177.4 million in cash and 6,978,191 shares of our common stock (provided, that 541,866 of these shares of common stock were held back and were not be issued at the closing of the Combinations to satisfy the indemnification obligations of certain of the Founding Companies for a period of twelve months following the closing of the Company’s IPO). Thereafter, on August 16, 2024, the Company acquired ATG for approximately $28.4 million in cash and 1,069,346 shares of our common stock. Subsequently on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah for $4.5 million in cash. These acquisitions expanded the Company’s geographic presence and services offered. On April 1, 2025, the Company acquired Brothers Auto Transport (“Brothers”), for approximately $12.4 million in cash and 395,322 shares of our common stock. Then on May 27, 2025, the Company acquired PVT Truck & Trailer Repair, LLC, a repair facility located at the Brothers headquarters terminal in Wind Gap, Pennsylvania for $1.0 million in cash. The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer.”

Proficient Auto Logistics, Inc. has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, the Management’s Discussion and Analysis of Results of Operations and Financial Condition for the twelve months ended December 31, 2025 and 2024 for each of Proficient and Proficient Transport are included in this Annual Report. A black-line between the Successor and Predecessor periods has been placed in the financial tables below to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

Financial Statement Components

Revenue

We generate revenue by transporting autos for our customers in OEM contract and spot arrangements, secondary market auto moves, and contract services arrangements. Our OEM contract and spot arrangements provide auto transportation and logistics services through movements of autos over routes across the United States. Secondary market auto moves are for customers other than OEMs. Our contract services offering uses Company-owned equipment to service specific customers and provides services through long-term contracts. Our business provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide transportation and logistics of automobiles.

We are typically paid a predetermined rate per unit for our services. Consistent with industry practice, our typical customer contracts do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility in response to changes in auto demand and truck capacity.

Generally, we receive fuel surcharges on the miles moved for which we are compensated by customers. Fuel surcharges revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price volatility.

We monitor as key operating metrics the volume of units delivered, average revenue per unit and adjusted operating ratio, as applicable to the portions of our business that contract on each of these bases.

Operating Expenses

Our most significant operating expenses vary with miles traveled and include (i) fuel and fuel taxes, (ii) driver related expenses, such as salaries, wages, benefits, training and recruitment, (iii) the cost of purchased transportation that we pay independent contractors and to third-party carriers and (iv) maintenance of our fleet. Expenses that have both fixed and variable components include maintenance and truck expenses and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include depreciation of long-term assets, such as revenue equipment and leasing costs for our service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2 of the accompanying consolidated financial statements of the Company for additional information about our critical accounting policies and estimates.

Property and equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). We generally use estimated useful lives of five to ten years for trucks and trailers, classified as transportation equipment. The depreciable lives of our revenue equipment represent the estimated usage period of the equipment, which may be more or less than the economic lives.

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

Reportable Segments

Our business is organized into two operating segments, Company Drivers and Subhaulers, which represent the Company’s reportable segments. The Company Drivers segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering uses Company-owned equipment to service specific customers and provides transportation services through long-term contracts. The Company’s Subhaulers segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to third-party carriers.

Company Drivers Segment

In our Company Drivers segment, we generate revenue by transporting autos for our customers in OEM contract and spot arrangements, secondary market auto moves, and contract services arrangements. Our OEM contract and spot arrangements provide auto transportation and logistics services through movements of autos over routes across the United States. Secondary market auto moves are for customers other than OEMs. Our contract services offering uses Company-owned equipment to service specific customers and provides services through long-term contracts.  Our Company Drivers segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide Company Drivers carrier services of automobiles. The main factors that affect operating revenue in the Company Drivers Segment are the average revenue per unit received from customers and the number of vehicles transported.

We are typically paid a predetermined rate per unit for our Company Drivers services. Our executed contracts generally contain fixed terms and rates and are often used by our customers with high-service and high-priority freight. We strive to increase our revenues derived from contracts by delivering a high-quality service and continuing to build upon our relationships and reputation with OEMs.

Our contracts with customers generally include fuel surcharge to account for fluctuating fuel prices. Built into the predetermined contract rates with each customer is a baseline fuel price and when fuel prices rise above this baseline price, our customers compensate us for the variance in the form of additional revenue. If fuel prices drop below the baseline price, we may in turn owe our customers this variance and record a discount. This additional revenue/discount is represented on the Fuel Surcharge and Other Reimbursements line in the consolidated financial statements.

In our Company Drivers segment, our most significant operating expenses vary with miles traveled and include (i) fuel, and (ii) driver-related expenses, such as wages, benefits, training and recruitment. Expenses that have both fixed and variable components include maintenance and truck expenses and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include depreciation of long-term assets, such as trucks and trailers (to which we refer as revenue equipment) and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

Our Company Drivers segment requires capital expenditures for the purchase of new revenue equipment. We use a combination of financing leases and secured long-term debt to acquire revenue equipment. When we finance revenue equipment acquisitions with either finance leases or long-term debt, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation” and “Interest expense”. We expect our depreciation and interest expense to increase by changes in the quality and value of our revenue equipment acquired in any given year.

The primary performance indicator in our Company Drivers segment is operating margin (Company Driver operating revenue, less Company Driver operating expenses, as a percentage of Company Driver operating revenue). Operating margin can be impacted by the rates charged to customers, Company Driver pay, fuel, trucking and maintenance expense.

Subhaulers Segment

In our Subhaulers segment, we generate revenue by independent owner operators (who run under our DOT authority) and independent third-party carriers, which assist in transporting autos for customers in our OEM contract and spot arrangements, and secondary market auto moves. We maintain the customer relationship, including billing and collection, but outsource the transportation of the loads. The main factors that affect operating revenue in our Subhaulers segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through the Subhaulers segment and our ability to secure capacity using independent contractors and carriers.

The most significant expense of our Subhaulers segment, which is primarily variable, is the cost of purchased transportation that we pay to independent contractors and third-party carriers and is included in the “Purchased transportation” line item. This expense generally varies directly with the amount of Subhauler revenue, rates paid to independent contractors and third party carriers and current demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel supporting this segment (which are recorded in the “Salaries, wages and benefits” line item).

The primary performance indicator in our Subhaulers segment is operating margin (Subhauler operating revenue, less Subhauler operating expenses, as a percentage of Subhauler operating revenue). Operating margin can be impacted by the rates charged to customers and the rates paid to third-party carriers.

Non-GAAP Financial Measures

We report our financial results in accordance with US generally accepted accounting principles (“GAAP”). However, management believes that EBITDA and Operating Ratio provide useful information in measuring our operating performance, generating future operating plans and making strategic decisions regarding allocation of capital. Management believes this information presents helpful comparisons of financial performance between periods by excluding the effect of certain non-recurring items.

EBITDA and Operating Ratio do not have a standardized meaning prescribed by GAAP and therefore they may not be comparable to similarly titled measures presented by other companies, and it should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

EBITDA is defined as net income (loss) for the period adjusted for interest expense, income tax expense (benefit), depreciation expense and intangible amortization expense.

Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, share-based compensation expenses, restructuring costs and goodwill and intangible impairment.

The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Successor		Predecessor
	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023
Total operating revenue	$430,425,174	$240,854,527	$41,217,688	$135,755,993
Net loss	$(36,019,566)	$(8,475,268)	$(15,384,676)	$7,156,170
Add Back:
Interest expense	6,588,973	4,007,661	717,431	953,667
Income tax expense (benefit)	(7,221,648)	(1,245,384)	(6,350,642)	2,243,617
Depreciation	29,526,381	15,699,025	934,988	2,523,971
Intangible amortization	9,779,749	5,709,360	—	—
EBITDA	$2,653,889	$15,695,394	$(20,082,899)	$12,877,425
EBITDA Margin	0.6%	6.5%	-48.7%	9.5%

Add Back:
Stock-based compensation	5,527,316	8,883,142	—	—
Restructuring Costs	1,243,171	—	—	—
Goodwill & Intangibles Impairment	27,787,000	—	—	—
Adjusted EBITDA	$37,211,376	$24,578,536	$(20,082,899)	$12,877,425
Adjusted EBITDA Margin	8.6%	10.2%	(48.7)%	9.5%

Operating Ratio is calculated as total operating expenses as a percentage of operating revenue.

Adjusted Operating Ratio is calculated as total operating expenses reduced for share-based compensation expense, amortization of intangibles and goodwill and intangible impairment as a percentage of operating revenue.

The following table provides a reconciliation of total operating revenue and operating (loss) income, to operating margin and adjusted operating margin:

	Successor		Predecessor
	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023
Total operating revenue	$430,425,174	$240,854,527	$41,217,688	$135,755,993
Total operating expenses	465,760,056	248,747,068	62,237,653	125,402,539
Operating (loss) income	(35,334,882)	(7,892,541)	(21,019,965)	10,353,454
Operating Ratio	108.2%	103.3%	151.0%	92.4%

Add Back:
Stock-based compensation	5,527,316	8,883,142	—	—
Intangible amortization	9,779,749	5,709,360	—	—
Goodwill and intangibles impairment	27,787,000		—	—
Adjusted Total Operating Expenses	$422,665,991	$234,154,566	$62,237,653	$125,402,539
Adjusted Operating Ratio	98.2%	97.2%	151.0%	92.4%

Results of Operations for the Twelve Months Ended December 31, 2025 and 2024 (Successor), Period from January 1, 2024 to May 12, 2024 (Predecessor), and Twelve Months Ended December 31, 2023

	Successor		Predecessor
	Proficient Auto Logistics, Inc.		Proficient Auto Transport, Inc.
	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023
Operating revenue
Revenue, before fuel surcharge	92.2%	92.2%	94.5%	93.1%
Fuel surcharge and other reimbursements	6.0%	6.8%	5.0%	6.9%
Other revenue	1.0%	0.6%	—	—
Lease revenue	0.8%	0.4%	0.5%	—
Total operating revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Salaries, wages and benefits	19.8%	18.9%	66.7%	15.1%
Stock-based compensation	1.3%	3.7%	—	—
Fuel and fuel taxes	6.0%	6.7%	2.7%	3.3%
Purchased transportation	50.0%	49.8%	63.1%	61.8%
Truck expenses	5.9%	5.4%	4.6%	5.2%
Depreciation	6.9%	6.5%	2.3%	1.9%
Intangible amortization	2.3%	2.4%	—	—
Loss (Gain) on sale of equipment	(0.1)%	(0.1)%	(0.6)%	(0.1)%
Goodwill Impairment	6.5%	—	—	—
Insurance premiums and claims	5.6%	5.6%	2.7%	2.3%
General, selling, and other operating expenses	4.0%	4.4%	9.5%	2.9%
Total Operating Expenses	108.2%	103.3%	151.0%	92.4%
Operating (loss) income	(8.2)%	(3.3)%	(51.0)%	7.6%
Other income and expense
Interest expense	(1.5)%	(1.7)%	(1.7)%	(0.7)%
Acquisition Costs	(0.1)%	(0.5)%	—	—
Earn Out Contingency Gain	—	1.3%	—	—
Restructuring Costs	(0.3)%	—	—	—
Other income (expense), net	0.1%	0.0%	0.0%	—
Total other income (expense)	(1.8)%	(0.9)%	(1.7)%	(0.7)%
Loss before income taxes	(10.0)%	(4.2)%	(52.7)%	6.9%
Income tax expense (benefit)	(1.7)%	(0.5)%	(15.4)%	1.7%
Net (loss) income	(8.3)%	(3.7)%	(37.3)%	5.2%

Operating Revenue — The Company generates revenue from two primary sources: transporting freight for customers, including related fuel surcharge revenue and other reimbursements (Company Drivers), and arranging for the transportation of customer freight by independent contractors and third-party carriers (Subhaulers). Company Drivers revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by the Company’s Company Drivers service offerings to OEMs and the secondary market. Subhaulers revenue before fuel surcharges and other reimbursements is primarily generated through brokering freight to third-party carriers. Fuel surcharges and other reimbursements represent additional revenue the Company earns based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

The Company’s total operating revenue is affected by, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of its marketing and sales efforts and the availability of drivers and third-party carriers.

The Company disaggregates revenue from contracts with its customers for Company Drivers and Subhaulers operations between (1) revenue, before fuel surcharges and reimbursements and (2) fuel surcharges and reimbursements. A summary of the Company’s revenue generated by type for the periods indicated is as follows:

	Successor		Predecessor
	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023
Operating Revenue:
Revenue, before fuel surcharge and other reimbursements	$396,627,459	$222,055,006	$38,947,787	$126,437,360
Fuel surcharges and other reimbursements	25,887,757	16,302,886	2,073,087	9,318,633
Other Revenue	4,383,874	1,509,218	—	—
Lease Interest Income	3,526,084	987,417	196,814	—
Total operating revenue	$430,425,174	$240,854,527	$41,217,688	$135,755,993

The increases in total operating revenue and revenue before fuel surcharge for Successor between 2025 and 2024 was primarily due to 2025 showing a full year of the companies acquired in 2024 plus acquisition of Brothers in 2025.

In 2025, approximately 59 % of the Company’s operating revenue was derived from its five largest customers.

A summary of the Company’s revenue generated by segment for the periods indicated is as follows:

	Successor		Predecessor
	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023
Operating Revenue:
Company Driver	$143,603,890	$80,364,399	$6,749,129	$38,475,802
Company Driver fuel surcharge and other reimbursements	9,185,508	5,907,191	819,998	4,927,753
Other Revenue	1,809,337	995,507	—	—
Lease Revenue	—	—	—	—
Total Company Driver revenue	154,598,735	87,267,097	7,569,127	43,403,555

Subhaulers	253,023,569	141,690,607	32,198,658	87,961,559
Subhauler fuel surcharge and other reimbursements	16,702,249	10,395,695	1,253,089	4,390,879
Other Revenue	2,574,537	513,711	—	—
Lease Revenue	3,526,084	987,417	196,814	—
Total Subhauler revenue	275,826,439	153,587,430	33,648,561	92,352,438
Total operating revenue	$430,425,174	$240,854,527	$41,217,688	$135,755,993

Results of Operations for the years ended December 31, 2025 and 2024 (Successor)

In the Company Driver segment, operating revenues increased by $67.3 million, or 77%, to $154.6 million for the year ended December 31, 2025, compared to $87.3 million for the same period last year. The increase in the Company Drivers segment’s revenue is driven by 2024 only showing a partial year of revenues for the acquired companies and our Brothers acquisition, which occurred in the second quarter of 2025.

In the Subhaulers segment, operating revenues increased by $122.2 million, or 80%, to $275.8 million for the year ended December 31, 2025, compared to $153.6 million for the same period last year. The increase in the Subhaulers segment’s revenue is driven by 2024 only showing a partial year of revenues for the acquired companies and our Brothers acquisition, which occurred in the second quarter of 2025. The independent owner operators contributed 33% and 32% of the total Subhauler revenue and fuel surcharge and other reimbursements for the years ended December 31, 2025 and 2024, respectively, with the remainder coming from independent third-party carriers.

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

Salaries, wages and benefits increased by $39.6 million, or 86.8%, to $85.2 million for the year ended December 31, 2025, compared to $45.6 million for the same period last year. This increase was primarily driven by 2024 including only seven and a half months of salary expenses for the acquired companies, as well as additional hires on our Corporate Leadership Team to ensure we have the expertise and experience necessary to support our growth as a public company.

Stock-based compensation — Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy. This non-cash expense reflects the amortization of RSU grants over the term specified in each grant.

Stock-based compensation decreased by $3.4 million or 37.8%, to $5.5 million for the year ended December 31, 2025, compared to $8.9 million for the same period last year. The prior year included a one-time $6 million expense related to the issuance of restricted stock units to the current CEO as an inducement to join the Company leading up to its IPO.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by company drivers. As noted above, our contracts with customers generally include a fuel surcharge to account for fluctuating fuel prices. Any additional revenue/discount is represented on the Fuel Surcharge and Other Reimbursements line in the consolidated financial statements.

Fuel and fuel taxes increased by $9.6 million, or 59.7%, to $25.7 million for the year ended December 31, 2025, compared to $16.1 million for the same period last year. This increase was primarily driven by 2024 including only seven and a half months of fuel expenses for the acquired companies.

Purchased transportation — Purchased transportation consists of the payments the Company makes to owner-operators and third-party carriers. Purchased transportation increased by $95.2 million, or 79.4%, to $215.2 million in for the year ended December 31, 2025, compared to $120.0 million for the same period last year. This increase was primarily driven by 2024 including only seven and a half months of expenses for the acquired companies.

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses increased 97.3% to $25.5 million for the year ended December 31, 2025, compared to $13.0 million for the same period last year. This increase was primarily driven by 2024 including only seven and a half months of expenses for the acquired companies.

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

Depreciation and amortization and the gain on sale of equipment increased by $13.8 million, or 88.1%, to $29.5 million for the year ended December 31, 2025, compared to $15.7 million in the same period last year. This increase was primarily driven by 2024 including only seven and a half months of depreciation for the acquired companies and assets purchased during 2025.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization increased by $4.1 million to $9.8 million for the year ended December 31, 2025, compared to $5.7 million for the same period as last year. This increase was primarily driven by 2024 including only seven and a half months of amortization for the acquired companies.

Goodwill and Intangibles Impairment – In 2025, the company performed our annual goodwill evaluation which resulted in a subhauler segment impairment charge of $27.8 million.

Insurance premiums and claims — Insurance premiums and claims consist primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting the Company’s insurance premiums and claims are the frequency and severity of accidents, and developments in prior year claims. The number of accidents tends to vary with the miles we travel. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period-to-period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect the Company financial condition and results of operations.

In August 2025, we consolidated our auto liability, general liability and worker’s compensation insurance plans into a single policy and then in November 2025 we consolidated our cargo insurance plans into a single plan. These consolidations will benefit the Company by not only providing cost savings relative to similar coverage levels spread across numerous carriers, but also simplifying administration, streamlining the claims process, and ensuring better coverage consistency.

Insurance premiums and claims increased by $10.8 million, or 80.7% to $24.2 million for the year ended December 31, 2025, compared to $13.4 million for the same period last year. This increase was primarily driven by 2024 including only seven and a half months of expenses for the acquired companies.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating increased by $6.9 million, or 65.3% to $17.5 million for the year ended December 31, 2025, compared to $10.6 million in the same period last year. This increase was primarily driven by 2024 including only seven and a half months of expenses for the acquired companies.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net increased by $2.6 million, or 64.4%, to $6.6 million for the year ended December 31, 2025, compared to $4.0 million for the same period last year. This increase was primarily driven by 2024 including only seven and a half months of expenses for the acquired companies and the term loan entered into in November 2024.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio increased to 108.2% for the year ended December 31, 2025, compared to 103.3% for the period last year. This increase can be attributed to costs incurred by the Company to achieve synergies across all operating companies, which should reduce the operating ratio over time. See “—Non-GAAP Financial Measures” above for the Company’s calculation of operating ratio and adjusted operating ratio.

Adjusted Operating ratio — Adjusted Operating ratio is calculated as adjusted total operating expenses as a percentage of operating revenue. Adjusted total operating expenses are operating expenses adjusted for stock-based compensation and intangible amortization. The Company’s adjusted operating ratio increased slightly to 98.2% for the year ended December 31, 2025, compared to 97.2% for the period last year. See “—Non-GAAP Financial Measures” section for the Company’s calculation of adjusted operating ratio.

EBITDA — EBITDA decreased by $13.0 million, or 83.1%, to $2.7 million for the year ended December 31, 2025 compared to $15.7 million for the same period last year. This decrease was primarily driven by a goodwill and intangibles impairment charge of $27.8 million recorded in 2025. See “—Non-GAAP Financial Measures” above for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, income tax expense (benefit), depreciation expense, intangible amortization expense, share-based compensation expenses and non-recurring items. Adjusted EBITDA increased by $12.6 million, or 51.4%, to $37.2 million for the year ended December 31, 2025 compared to $24.6 million for the period same period last year. This increase was primarily driven by 2024 including only seven and a half months of revenue and expenses. See “—Non-GAAP Financial Measures” above for the Company’s calculation of Adjusted EBITDA.

Results of Operations for the years ended December 31, 2024 (Successor) and 2023 (Predecessor)

In the Company Driver segment, operating revenues increased by $43.9 million, or 101.1%, to $87.3 million in 2024 compared to $43.4 million in 2023. The increase in the Company Driver segment’s revenue was driven by the Successor period including revenue from the acquired entities. Additionally, we leveraged our expanded company drivers and secured new contracts, along with contract renewal pricing increases.

In the Subhaulers segment, operating revenues increased by $61.2 million, or 66.3%, to $153.6 million in 2024 compared to $92.4 million in 2023. The increase in the Subhaulers segment’s revenue was driven by the Successor period including revenue from the acquired entities, as well as synergies from sharing subhauler resources, new contracts and spot buy opportunities. Salaries, wages and benefits — Salaries, wages, and benefits consist primarily of compensation for all employees.

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

Stock-based compensation— Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy. Stock-based compensation increased to $8.9 million in 2024 compared to $0 in 2023. The increase is due to the result of stock-based compensation being offered as part of and following the Company’s IPO during 2024.

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

Insurance premiums and claims — Insurance premiums and claims consist primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting the Company’s insurance premiums and claims are the frequency and severity of accidents, and developments in prior year claims. The number of accidents tends to increase with the miles we travel. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period-to-period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect the Company financial condition and results of operations.

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

Liquidity and Capital Resources

Overview

Our business requires substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on our debt obligations, lease payments and tax payments when we generate taxable income. Recently, we have financed our capital requirements with cash flows from operating activities, direct equipment financing, and proceeds from our IPO. We intend to spend between $10 to $15 million per year on new revenue equipment to maintain our desired average age of the fleet. We plan to finance the purchases through a combination of operating cash flows and direct equipment financing. Additional purchases of revenue equipment in a given year will depend on new business added as well as management’s desire to shift the mix of delivery to have higher volume in the Company Drivers segment which will require growth in the aggregate fleet.

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

Sources of Liquidity

In May 2024, we raised money in the capital markets through an IPO and then subsequently in June 2024 sold additional shares through an over-allotment option. The approximately $30 million remaining after acquiring the Founding Companies was used to support operations for 2024 and to partially fund strategic acquisitions. We anticipate that our cash flows from operations and available direct equipment financing will provide adequate liquidity for our planned capital expenditures during fiscal year 2026. For any new capital expenditures in 2026 and beyond that exceed our cash flow from operations, we have negotiated credit agreements with financial institutions in amounts sufficient to fund planned purchases. While we generally control the timing and extent of our capital expenditures, there is no assurance that we can obtain financing arrangements on terms acceptable to the Company.

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

The Loan Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens on their respective assets, engage in mergers and other fundamental changes, make investments, enter into transactions with affiliates, pay dividends and make other restricted payments, prepay other indebtedness and sell assets, in each case subject to certain exceptions set forth in the Loan Agreement. The Loan Agreement also requires the Company to maintain (i) a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of greater than or equal to 1.25 to 1.00 and (ii) a Funded Debt to Adjusted EBITDA Ratio (as defined in the Loan Agreement) of less than or equal to 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with its debt covenants as of December 31, 2025.

All obligations under the Loan Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its subsidiaries.

Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. On April 1, 2025, the Company drew $9.0 million to fund the cash portion of the Brothers Auto Transport, LLC acquisition. On December 31, 2025, the amount outstanding on the term debt facility was approximately $22 million and there was no drawn balance on the line of credit.

Cash Flows

For the twelve months ended December 31, 2025, cash flows from operating activities of $33.2 million compared to $10.7 million for the twelve months ended December 31, 2024. The increase was primarily driven by adjusted operating income of $35.6 million, compared to $18.4 million in the prior period, after accounting for non-cash adjustments. Additionally, we saw a $5.3 million increase in working capital, further contributing to the overall improvement in operating cash flows.

For the twelve months ended December 31, 2025, cash flows used in investing activities was $11.5 million when compared to $205.0 million for the twelve months ended December 31, 2024. This decrease is mainly due to the cash paid to acquire the Founding Companies, ATG and UTT as discussed below in Note 3 — Business Combinations.

For the twelve months ended December 31, 2025, cash flows used in financing activities was $22.8 million, which was a decrease compared to last year’s cash used in financing activities of $209.3 million. In 2024 we issued $212.2 million in common stock to finance the Company’s IPO offset and proceeds from debt.

	Successor		Predecessor
	Twelve	Twelve	Period from	Twelve
	months ended	months ended	January 1, 2024	months ended
	December 31,	December 31,	to May 12,	December 31,
	2025	2024	2024	2023
Cash flows provided by operating activities	$33,181,535	$10,718,960	$7,996,542	$10,733,478
Cash flows provided by (used in) investing activities	(11,523,173)	(205,033,308)	(51,093)	194,255
Cash flows provided by (used in) financing activities	(22,771,331)	209,254,829	(5,597,522)	(10,927,084)
Net change in cash and cash equivalents	$(1,112,969)	$14,940,481	$2,347,927	$649
Cash, cash equivalents, and restricted cash, beginning of period	$15,398,714	$458,233	$4,273	$3,624
Cash, cash equivalents, and restricted cash, end of period	$14,285,745	$15,398,714	$2,352,200	$4,273

Contractual obligations

The table below summarizes the Company’s contractual obligations as of December 31, 2025:

	1 year or less	2 - 3 years	4 - 5 years	Thereafter	Total
Long-term debt obligations	$20,303,079	$34,590,043	$19,250,448	$463,526	$74,607,096
Finance lease obligations	8,842				8,842
Operating lease obligations	3,065,463	6,182,378	3,139,293	3,270,171	15,657,305
Total contractual obligations	$23,377,384	$40,772,421	$22,389,741	$3,733,697	$90,273,243

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this Annual Report. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. Additionally, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

In addition to inflation, significant fluctuations in fuel prices can adversely affect the Company’s operating results and profitability. The Company has attempted to limit the effects of increases in fuel prices through certain cost control efforts and its fuel surcharge program. The Company receives fuel surcharge revenues on all Company Driver moves. Although the Company historically has been able to recover most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, these arrangements generally do not fully protect the Company from short-term fuel price increases or continued rising price environments like the Company experienced throughout 2023 and 2024, and as has recently occurred with Middle East conflict. These arrangements may also prevent the Company from receiving the full benefit of any fuel price decreases. Additionally, the Company generally does not receive fuel surcharge on empty miles.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of December 31, 2024 and 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting related to IT general controls in Company’s financial systems and closing processes including account reconciliations and review surrounding the close process.

Notwithstanding the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.

Remediation steps have been taken to improve the Company’s internal controls over financial reporting to address the underlying causes, including: completion of systems integration to a common enterprise transportation management and accounting platform, designing and implementing increased controls, increased oversight and review of technical systems and engaging third-parties to support control design and testing. As of December 31, 2025, all operating companies have been converted to one accounting technology platform, with the repair facilities scheduled for mid-2026. Having all companies operating under one accounting technology platform has allowed the company to implement improved internal controls related to financial reporting and has given us more oversight over the financial information being generated. We have hired an independent consulting firm to assist with redesigning our internal controls over financial reporting and information technology and anticipate being completed with all remaining remediation steps in 2026.

While we believe that our efforts have improved the Company’s internal controls over financial reporting, the implementation and oversight of control measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If, however, we are unable to successfully remediate the existing or any future material weakness, the accuracy and timeliness of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price and profitability may decline as a result.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in the updated Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2025 was not effective due to the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

Except for the enhancements to controls to address the material weakness discussed above, there were no changes to our internal control over financial reporting during the twelve months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

Rule 10b5-1 Plans

None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct

We have adopted a Code of Business Conduct on matters of ethics and conduct that applies to all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. This Code of Business Conduct can be found on the investor relations portion of our website, at www.proficientautologistics.com . We intend to disclose any amendment to, or waiver from, a provision of this Code of Business Conduct by posting such information on the investor relations portion of our website. Information found on our website is not part of this Annual Report or any other report filed with the SEC.

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

Item 11. EXECUTIVE COMPENSATION

Information required to be furnished in response to this Item 11 can be found in the Company’s proxy statement for the 2026 annual meeting of stockholders, which will be filed within 120 days after the close of the 2025 fiscal year (the “Proxy Statement”). That information is incorporated into this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Additional information in response to this Item 12 can be found in the Proxy Statement. That information is incorporated into this Annual Report by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information in response to this Item 13 can be found in the Proxy Statement. That information is incorporated into this Annual Report by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this Item 14 can be found in the Proxy Statement. That information is incorporated into this Annual Report by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., Leonel Munoz, Ramon Munoz and Tribeca Automotive Inc. (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.2	Contribution Agreement, dated as of December 21, 2023, by and among the Company, Leonel Munoz, Ramon Munoz and Tribeca Truck Leasing LLC (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.3	Agreement and Plan of Merger, dated as of December 21, 2023, by and among the Company, ELI Merger Sub, Inc., Jesus Holguin, Raul Silva and Excel Leasing, Inc. (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.4	Stock Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., Jesus Holguin, Raul Silva, and Deluxe Auto Carriers, Inc. (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.5	Contribution Agreement, dated as of December 21, 2023, by and among the Company, Proficient Auto Transport, Inc., the shareholder listed thereto and BOCF, LLC (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.6	Stock Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., Proficient Auto Transport, Inc., the shareholder listed thereto and BOCF, LLC (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.7	Agreement and Plan of Merger, dated as of December 21, 2023, by and among the Company, WCL Merger Sub, Inc., William E. Scanlon, Trustee of the William E. Scanlon Living Trust Utd 7/29/05 and West Coast Leasing Company, Inc. (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.8	Stock Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., William E. Scanlon Living Trust Utd 7/29/05 and Sierra Mountain Group, Inc. (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.9	Contribution Agreement, dated as of December 21, 2023, by and among the Company, John Skiadas, Delta Auto Brokers, LLC, North East Fleet Services, Inc., Delta Automotive Services, Inc. and the sellers listed thereto (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
2.10	Amendment No. 1 to Contribution Agreement, dated as of April 26, 2024, by and among the Company, John Skiadas, Delta Auto Brokers, LLC, North East Fleet Services, Inc., Delta Automotive Services, Inc. and the sellers listed thereto (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on April 29, 2024, and incorporated herein by reference).
2.11	Purchase Agreement, dated as of December 21, 2023, by and among the Company, PAL Stock Acquiror, Inc., John Skiadas, Delta Automotive Services, Inc. and the sellers listed thereto (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on April 11, 2024, and incorporated herein by reference).
3.1	Third Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2024, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2024, and incorporated herein by reference).
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025, and incorporated herein by reference).
4.2	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 29, 2024, and incorporated herein by reference).
10.1*	Form of Indemnification Agreement, between the Company and its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on April 23, 2024, and incorporated herein by reference).
10.2*	Proficient Auto Logistics, Inc. 2024 Long-Term Incentive Plan, and forms of award agreements (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on April 23, 2024, and incorporated herein by reference).
10.3*	2024 Non-Employee Director Compensation Policy (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 31, 2025, and incorporated herein by reference).
10.4*	Executive Employment Agreement, dated as of November 30, 2023, by and between Brad Wright and the Company (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on April 23, 2024, and incorporated herein by reference).

10.5*	Executive Employment Agreement, dated as of April 22, 2024, by and between Richard O’Dell and the Company (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on April 29, 2024, and incorporated herein by reference).
10.6*	Amendment No. 1 to the Executive Employment Agreement, dated as of August 14, 2025, by and between Richard O’Dell and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2025, and incorporated herein by reference).
10.7*	Executive employment agreement, dated August 14, 2024, between Proficient Auto Logistics, Inc. and Amy Rice (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2024, and incorporated herein by reference).
10.8	Registration Rights Agreement (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on April 23, 2024, and incorporated herein by reference).
10.9	Loan Agreement, dated November 8, 2024, by and among Proficient Auto Logistics, Inc. and certain of its subsidiaries, as the borrower, and Pinnacle Bank, as lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2024, and incorporated herein by reference).
19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025, and incorporated herein by reference).
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accountants
31.1	Certification by principal executive officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by principal financial officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025, and incorporated herein by reference).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFICIENT AUTO LOGISTICS, INC.

March 30, 2026	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer
(Principal Executive Officer)

March 30, 2026	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 30, 2026.

Name	Position(s)

/s/ Richard O’Dell
Richard O’Dell	Chief Executive Officer (Principal Executive Officer); Director

/s/ Brad Wright
Brad Wright	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles A. Alutto
Charles A. Alutto	Director

/s/ Douglas L. Col
Douglas L. Col	Director

/s/ Brenda R. Frank
Brenda R. Frank	Director

/s/ James B. Gattoni
James B. Gattoni	Director

/s/ Rohit Lal
Rohit Lal	Director

/s/ Steve Lux
Steve Lux	Director

/s/ John F. Schraudenbach
John F. Schraudenbach	Director

/s/ John Skiadas
John Skiadas	Director

Proficient Auto Logistics, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

Item 8, and Item 15(a)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Proficient Auto Logistics, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Proficient Auto Logistics, Inc. (Successor) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025 and 2024 (Successor), the period from January 1, 2024 to May 12, 2024 for Proficient Auto Transport, Inc. (Predecessor) (a Delaware corporation) and subsidiaries, and the year ended December 31, 2023 (Predecessor); and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 (Successor), and the results of its operations and its cash flows for each of the years ended December 31, 2025 and 2024 (Successor), the period from January 1, 2024 to May 12, 2024 (Predecessor), and the year ended December 31, 2023 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

Tulsa, Oklahoma

March 30, 2026

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$14,285,745	$15,398,714
Accounts receivable, less allowance for credit losses (2025 - $826,740; 2024 - $134,372)	42,188,909	37,394,656
Net investment in leases, current portion	126,730	266,447
Maintenance supplies	1,714,238	1,356,814
Assets held for sale	28,500	265,900
Income tax receivable	1,791,544	2,944,742
Prepaid expenses and other current assets	11,261,497	10,060,169
Total current assets	71,397,163	67,687,442
Property and equipment, net of accumulated depreciation (2025 - $ 43,500,044; 2024 - $15,541,572)	115,850,061	122,636,636
Operating lease right-of-use assets	12,633,834	10,970,536
Net investment in leases, less current portion	21,781	175,330
Deposits	6,124,946	4,676,679
Goodwill	148,476,407	169,056,675
Intangible assets, net of accumulated amortization (2025 - $17,615,109; 2024 - $5,709,360)	122,804,891	132,490,640
Other long-term assets	668,426	393,006
Total assets	$477,977,509	$508,086,944

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,305,255	$9,829,355
Accrued liabilities	33,030,001	21,826,519
Finance lease liabilities, current portion	8,758	89,184
Operating lease liabilities, current portion	2,249,651	1,825,970
Long-term debt, current portion	20,303,077	19,052,903
Total current liabilities	63,896,742	52,623,931

Long-term liabilities:
Line of credit	—	7,000,000
Finance lease liabilities, less current portion	—	8,343
Operating lease liabilities, less current portion	10,689,839	9,258,234
Long-term debt, less current portion	54,026,968	56,336,911
Deferred tax liability, net	34,900,440	42,638,079
Other long-term liabilities	3,073,049	2,241,923
Total liabilities	166,587,038	170,107,421

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,834,799 and 27,069,114 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	278,347	270,691
Additional paid in capital	356,179,787	346,756,929
(Accumulated deficit) retained earnings	(45,067,663)	(9,048,097)
Total stockholders’ equity	311,390,471	337,979,523
Total liabilities and stockholders’ equity	$477,977,509	$508,086,944

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	December 31,		Period from January 1, 2024 to May 12,	December 31,
	2025	2024	2024	2023
Operating revenue
Revenue, before fuel surcharge	$396,627,459	$222,055,006	$38,947,787	$126,437,360
Fuel surcharge and other reimbursements	25,887,757	16,302,886	2,073,087	9,318,633
Other Revenue	4,383,874	1,509,218	—	—
Lease Revenue	3,526,084	987,417	196,814	—
Total operating revenue	430,425,174	240,854,527	41,217,688	135,755,993

Operating Expenses
Salaries, wages and benefits	85,242,607	45,640,725	27,483,771	20,435,466
Stock-based compensation	5,527,316	8,883,142	—	—
Fuel and fuel taxes	25,757,819	16,128,862	1,119,549	4,461,319
Purchased transportation	215,153,626	119,908,760	25,995,763	83,843,297
Truck expenses	25,549,240	12,952,229	1,886,793	7,038,663
Depreciation	29,526,381	15,699,025	934,988	2,523,971
Intangible amortization	9,779,749	5,709,360	—	—
Gain on sale of equipment	(257,864)	(149,683)	(235,081)	(173,859)
Goodwill & Intangibles Impairment	27,787,000	—	—	—
Insurance premiums and claims	24,205,671	13,396,730	1,107,047	3,161,673
General, selling, and other operating expenses	17,488,511	10,577,918	3,944,823	4,112,009
Total Operating Expenses	465,760,056	248,747,068	62,237,653	125,402,539
Operating (loss) income	(35,334,882)	(7,892,541)	(21,019,965)	10,353,454
Other income and (expense)
Interest expense	(6,588,973)	(4,007,661)	(717,431)	(953,667)
Acquisition Costs	(438,514)	(1,226,915)	—	—
Adjustment of Earn Out Contingency	—	3,095,114	—	—
Restructuring Costs	(1,243,171)	—	—	—
Other income, net	364,326	311,351	2,078	—
Total other expense, net	(7,906,332)	(1,828,111)	(715,353)	(953,667)
(Loss) Income before income taxes	(43,241,214)	(9,720,652)	(21,735,318)	9,399,787
Income tax (benefit) expense	(7,221,648)	(1,245,384)	(6,350,642)	2,243,617
Net (loss) income	$(36,019,566)	$(8,475,268)	$(15,384,676)	$7,156,170

Loss Per Share
Basic & Diluted	$(1.31)	$(0.47)

Weighted Average Shares
Basic & Diluted	27,578,622	17,937,853

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Successor

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	2,939,130	$29,391	$932,609	$(572,829)	$389,171
Issuance of shares through IPO	15,768,333	157,683	212,134,166	—	212,291,849
Issuance of shares for business combinations	7,957,474	79,575	123,784,522	—	123,864,097
Other	—	—	1,026,532	—	1,026,532
Issuance of restricted shares	404,177	—	—	—	—
Stock-based compensation	—	4,042	8,879,100	—	8,883,142
Net loss	—	—	—	(8,475,268)	(8,475,268)
Balance, December 31, 2024	27,069,114	$270,691	$346,756,929	$(9,048,097)	$337,979,523
Issuance of shares for business combinations	395,322	3,953	3,810,911	—	3,814,864
Other	—	—	88,334	—	88,334
Issuance of restricted shares	370,363	—	—	—	—
Stock-based compensation	—	3,703	5,523,613	—	5,527,316
Net loss	—	—	—	(36,019,566)	(36,019,566)
Balance, December 31, 2025	27,834,799	$278,347	$356,179,787	$(45,067,663)	$311,390,471

Predecessor

	Common stock		Retained	Total
	Shares	Amount	earnings	Equity
Balance, December 31, 2022	392,825	$3,928	$1,540,202	$1,544,130
Accrued and unpaid dividends on Series A preferred stock	—	—	(947,580)	(947,580)
Net income	—	—	7,156,170	7,156,170
Balance, December 31, 2023	392,825	$3,928	$7,748,792	$7,752,720
Accrued and unpaid dividends on Series A preferred stock	—	—	(260,526)	(260,526)
Net loss	—	—	(15,384,676)	(15,384,676)
Balance, May 12, 2024	392,825	$3,928	$(7,896,410)	$(7,892,482)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	December 31,		Period from January 1, 2024 to May 12,	December 31,
	2025	2024	2024	2023

Cash flows from operating activities:
Net (loss) income	$(36,019,566)	$(8,475,268)	$(15,384,676)	$7,156,170
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Stock-based compensation	5,527,316	8,883,142	—	—
Provision for credit losses	764,646	134,372	53,000	298,000
Depreciation and amortization expense	39,306,130	21,408,385	934,988	2,523,971
Gain on sale of equipment	(257,864)	(149,683)	(235,081)	(173,859)
Sales-type lease revenue	—	—	—	(25,000)
Interest income	(31,866)	(19,679)	(273)	(2,488)
Amortization of debt issuance costs	73,666	92,559	4,795	13,115
Deferred income tax expense (benefit)	(7,737,639)	(1,406,439)	(3,697,804)	857,606
Operating lease expense	2,952,633	1,064,232	25,404	28,918
Impairment	27,787,000	—	—	—
Adjustment of Earn Out Contingency	—	(3,095,114)	—	—

Change in operating assets and liabilities:
Accounts receivable	(3,744,444)	2,524,336	7,745,840	(1,617,276)
Net investment in leases	325,132	151,005	11,515	110,469
Maintenance supplies	(152,826)	(261,676)	305,619	(153,927)
Income tax receivable	81,046	(304,615)	(2,640,127)	—
Prepaid expenses and other assets	889,238	(2,686,326)	1,029,275	(273,031)
Deposits	(717,141)	(274,761)	42,954	(122,454)
Accounts payable	(2,305,808)	(5,767,241)	(159,661)	798,800
Book overdraft	—	—	(891,410)	(243,716)
Accrued liabilities	9,222,528	(69,006)	22,055,094	1,498,411
Income tax payable	—	(78,700)	(1,174,959)	89,083
Operating lease liabilities	(2,780,646)	(950,563)	(27,951)	(29,314)
Net cash flows provided by operating activities	33,181,535	10,718,960	7,996,542	10,733,478

Cash flows from investing activities:
Proceeds from sale of equipment	1,142,254	1,581,123	252,441	709,916
Purchases of property and equipment	(3,899,791)	(6,176,910)	(303,534)	(515,661)
Business combinations, net of cash acquired	(8,765,636)	(200,437,521)	—	—
Net cash flows (used in) provided by investing activities	(11,523,173)	(205,033,308)	(51,093)	194,255

Cash flows from financing activities:
Proceeds from line of credit	4,000,000	20,918,664	13,265,526	134,931,841
Proceeds from long-term debt	9,000,000	20,422,522	—	—
Repayments of line of credit	(11,000,000)	(16,830,384)	(16,715,655)	(137,737,169)
Repayments of long-term debt	(24,682,562)	(23,268,572)	(719,572)	(1,877,266)
Repayment of SBA Loan	—	(3,838,654)	—	—
Repayments of finance lease obligations	(88,769)	(53,771)	(1,427,821)	(1,244,490)
Payment of finance fees	—	(386,825)	—	—
Dividend Paid on Series A Preferred Stock	—	—	—	(5,000,000)
Common stock issued at IPO	—	212,291,849	—	—
Net cash flows provided by (used in) financing activities	(22,771,331)	209,254,829	(5,597,522)	(10,927,084)
Net change in cash and cash equivalents	(1,112,969)	14,940,481	2,347,927	649
Cash and cash equivalents, beginning of period	15,398,714	458,233	4,273	3,624
Cash and cash equivalents, end of period	$14,285,745	$15,398,714	$2,352,200	$4,273

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,605,517	$3,697,314	$786,925	$1,118,976
Cash paid for taxes	$1,107,476	$1,958,965	$1,187,370	$1,254,412

Noncash investing and financing activity:
Right of use assets obtained in exchange for lease liability	$3,819,657	$12,034,768	$328,489	$—
Equipment financed through long-term debt	$8,084,367	$22,230,556	$—	$4,842,685
Accrued and unpaid dividends	$—	$—	$260,526	$947,580
Issuance of shares for business combinations	$3,814,864	$123,864,097	$—	$—

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

Proficient is an industry leading specialized freight company focused on providing auto transportation and logistics services. The Company offers a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry, or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage, and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies, to electric vehicle (“EV”) producers. Additional customers include auto dealers, auto auctions, rental car companies, and auto leasing companies. Proficient operates an asset-based Company Drivers service (“Company Drivers”) on behalf of the manufacturers as well as various independent contractors and third-party logistics management companies or brokers. In addition, Proficient provides third party logistics to other transportation companies under an asset-light freight model (“Subhaulers”).

Note 2 — Summary of significant accounting policies

Basis of Presentation — The consolidated financial statements and footnotes have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On May 13, 2024, Proficient Auto Logistics, Inc. (“Proficient”) completed the initial public offering (the “IPO”) of its common stock. Prior to the IPO, Proficient had entered into agreements (the “Combination Agreements”) to acquire in multiple, separate acquisitions (the “Combinations”) five operating businesses and their respective affiliated entities, as applicable, operating under the following names: (i) Delta Automotive Services, Inc. (which converted to Delta Automotive Services, LLC in an F-reorganization on April 29, 2024), doing business as Delta Auto Transport,. (“Delta”), (ii) Deluxe Auto Carriers, Inc. (“Deluxe”), (iii) Sierra Mountain Group, Inc. (“Sierra”), (iv) Proficient Auto Transport, Inc. (“Proficient Transport”), and (v) Tribeca Automotive Inc. (“Tribeca” and, together with Delta, Deluxe, Sierra, and Proficient Transport, the “Founding Companies”). Each of Deluxe, Sierra, Proficient Transport and Tribeca converted into a limited liability company on December 31, 2025. On May 13, 2024, in connection with the closing of the IPO, Proficient also completed the acquisitions of all the Founding Companies.

On August 16, 2024, the Company acquired Auto Transport Group, LC, (“ATG,” which was converted to a limited liability company after closing), located in Ogden, Utah and on November 1, 2024, acquired Utah Truck & Trailer Repair, LLC, (“UTT,” which subsequently converted into Proficient Repair Services LLC), a repair facility located at the ATG headquarters.  On April 1, 2025, the Company acquired Brothers Auto Transport, LLC, (“Brothers”), located in Wind Gap, Pennsylvania, and on May 27, 2025, acquired PVT Truck & Trailer Repair, LLC, (“PVT”), a repair facility located at the Brothers headquarters. These acquisitions expanded the Company’s geographic presence and services offered. Amounts related to ATG and Brothers are included only since August 16, 2024 and April 1, 2025, respectively, the respective dates of acquisition.

The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer.”

Proficient has been identified as the designated accounting acquirer (“Successor”) of each of the Founding Companies and Proficient Transport has been identified as the designated accounting predecessor (“Predecessor”) to the Company. As a result, the consolidated financial statements as of, and for the period ended, December 31, 2024 for Proficient (which includes results of operations from the period May 13, 2024 to December 31, 2024 from the acquired businesses as well as expenses from the acquiring entity for the year ended December 31, 2024) and consolidated financial statements for the period January 1, 2024 through May 12, 2024 for Proficient Transport are included in this Annual Report on Form 10-K. A black-line between the Successor and Predecessor periods has been placed in the Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit), Consolidated Statements of Cash Flows and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods. Please refer to Note 3, “Business Combinations.”

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

Cash and Cash Equivalents – Cash includes all highly liquid investment instruments with an original maturity of three months or less. Cash balances with institutions may be in excess of Federal Deposit Insurance Corporation (“FDIC”) limits or may be invested in sweep accounts that are not insured by the institution, the FDIC, or any other government agency. As of December 31, 2025, and 2024, the Company had cash balances in excess of $250,000 FDIC insured limits of $9,589,637, and $12,124,330, respectively.

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. At the end of December 31, 2023, the balance of Accounts Receivable, net of provisions of $342,576, was $18,479,768. Accounts receivable originating in the normal course of business are recorded at cost, and balances acquired from business combinations are recorded at fair value which approximates their net book value due to the short term nature of the balances. The Company reviews accounts receivable on a continuing basis to determine if any receivables are potentially uncollectible. The Company writes off uncollectible receivables based on specifically identified amounts determined to be uncollectible. Actual write-offs could differ from management’s estimate. The Company maintains allowances for credit losses on its trade receivables. The Company estimates the allowance for credit losses by applying a loss rate based on historical write-offs, factors surrounding the credit risk of specific customers, and forecasts of future economic conditions. To gather information regarding these trends and factors, the Company performs ongoing credit evaluations of customers, an analysis of accounts receivable aging by business segment, and an analysis of future economic conditions at period end. Provisions for estimated credit losses are recorded within the “General, selling, and other operating expenses”. The following is roll forward of the allowance:

	Successor		Predecessor
	December 31, 2025	December 31, 2024	Period from January 1, 2024 to May 12, 2024	December 31, 2023
Beginning Balance	$134,372	$-	$634,913	$342,576
Provision	764,646	134,372	53,000	298,000
Recoveries	-	-	-	(5,663)
Write Offs	(72,278)
Other [1]	-	-	(687,913)	-
Ending Balance	$826,740	$134,372	$-	$634,913

[1]	The Other row for the Predecessor period ending May 12, 2024 reflects the impact of the recognition of Accounts Receivable at fair value as a result of the Combination Agreements. Refer to Note 3 for further information.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Maintenance Supplies – Maintenance supplies consist primarily of parts, materials and supplies for servicing the Company’s revenue and service equipment that are held for maintenance on the Company’s transportation equipment.

Deposits - The Company maintains deposits in a financial institution that, at times, exceed the $250,000 insured by the FDIC. The Company believes there is no significant risk with respect to these deposits. As of December 31, 2025, and 2024, deposit balances in excess of $250,000 FDIC insured limits of $3,962,874, and $3,423,331, respectively.

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

Leasehold improvements are amortized over the lesser of the estimated useful lives or the length of the lease. At December 31, 2025 and 2024, the weighted-average remaining lease term was 8.1 and 7.2 years, respectively.

Significant renewals and betterments are capitalized, while expenditures for normal repairs and maintenance are charged to expense as incurred.

Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in the Company’s consolidated statements of Operations.

Claims and Insurance Accruals - Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims at December 31, 2025, and 2024, plus an estimated liability for incurred but not reported claims and the associated expense.

Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. As of December 31, 2025, and 2024, the Company recorded total claims and insurance accruals of $10,758,083 and $5,721,891, respectively, within accrued liabilities on the consolidated balance sheet. For the Predecessor entity, the amount recorded for the Proficient Transport’s group health accrual as of December 31, 2024 and 2023, was based in part upon actuarial studies performed by a third-party actuary for its self insured plan.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Revenue Recognition – The Company generates revenue primarily from shipments of automobiles through the Company’s Company Drivers and Subhaulers operations. These shipments represent the Company’s single performance obligation for each delivery arising from contracts entered into with customers who are mostly automobile manufacturers. Revenue is recognized in an amount that reflects the consideration that is expected to be received in exchange for the transportation and logistical services performed, which are based on fixed contractual cash payments. Revenue is recognized when the performance obligation is satisfied, which occurs over time with the transit of the shipments from origin to destination. Revenue is recognized based on the miles driven compared to the total miles scheduled for each delivery. The Company estimates the number of miles driven as the basis for determining the amount of revenue to be recognized for partially fulfilled obligations as of the reporting period. Accessorial charges for fuel surcharges as well as other reimbursements are part of the consideration we receive for the single performance obligation of delivering shipments.

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

Defined contribution plans – In 2024, the Company and its subsidiaries have defined contribution 401(k) plans that cover substantially all employees. The plans permit eligible participants to defer a portion of their eligible compensation, defined by each subsidiaries plan, ranging from 90% to 100%, not to exceed $69,000 as determined under Section 401(k) of the IRC. For our Safe Harbor Plans, the Company matches 100% of participant contributions up to the first 4% of annual compensation. For the non-safe harbor plans, matching is discretionary. In 2025, the Company merged all plans into Proficient Auto Logistics Plan, which is a Safe Harbor Plan and allows for discretionary matching. The Company’s matching expense for the 401(k) plans totaled $ 928,140, $357,161, $87,740, and $283,000 for the year-ended December 31, 2025 (Successor), December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor) and for the year ended December 31, 2023 (Predecessor), respectively.

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

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

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

Advertising Costs – Advertising costs are expensed when incurred. Advertising costs totaled $52,187, $31,117, $2,859, and $6,800 for the years ended December 31, 2025, December 31, 2024, for the period from January 1, 2024 to May 12, 2024 (Predecessor), and for the years ended December 31, 2023 (Predecessor), respectively, and are included in general, selling and other operating expenses on the consolidated statements of operations.

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

Concentration of Credit Risks – For the year ended December 31, 2025 (Successor), our largest customer accounted for approximately 29% of operating revenue. As of December 31, 2025, our largest customer accounted for approximately 42% of net accounts receivable. The Company monitors the credit risk of its customers, offering normal payment terms without collateral held or available for the balances owed.

For the year ended December 31, 2024 (Successor), our largest customer accounted for approximately 22% of operating revenue. As of December 31, 2024, our largest customer had accounted for approximately 24% of net accounts receivable. The Company monitors the credit risk of its customers, offering normal payment terms without collateral held or available for the balances owed.

For the year ended December 31, 2023 (Predecessor), two of our largest customers accounted for approximately 62.7% of operating revenue. As of December 31, 2023, our largest two customers had accounted for approximately 73% of gross accounts receivable.

Labor concentration – At December 31, 2025 and December 31, 2024 (Successor), the Company’s employees are not subject to union or other collective bargaining agreements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

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

Goodwill — Goodwill is recorded when the purchase price paid in a business combination exceeds the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment on an annual basis with the assessment date of November 30th, or upon an occurrence of an event or changes in circumstances that indicate that the carrying value may not be recoverable.

Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether the fair value of a reporting unit is less than its carrying amount. The Company then completes a quantitative impairment test if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. As part of the Company’s impairment analysis, fair value of a reporting unit is generally determined using the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping, as well as recent guideline transactions. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions with respect to the business and financial performance of the Company’s reporting units. These estimates and assumptions primarily include, but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industry in which we compete, discount rates, terminal growth rates, forecasts of revenue, operating income, working capital requirements, and capital expenditures.

If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired, and no additional steps are needed. If, however, the fair value of the reporting unit is less than it’s carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

See Note 5 Goodwill, for further information regarding the Company’s Goodwill.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Intangible Assets, Net — The Company’s intangible assets consist of acquired customer relationships and trade names. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. Intangible assets historically have been acquired through business combinations and recorded at their purchase date estimated fair value – see Note 3.

When determining the fair value of acquired intangible assets, management makes significant estimates and assumptions, including, but not limited to, expected long-term market growth, customer retention, future expected operating expenses, costs of capital and appropriate discount rates. Finite-lived intangible assets are amortized using the straight-line method over their respective estimated useful lives. The Company amortizes its intangible assets using the straight-line method over their estimated useful lives of 15 years for customer relationships, and 10 years for trade names. In 2025, the company recognized a non-cash intangible asset impairment of $2,126,000 to customer relationships.

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

As of December 31, 2025 and December 31, 2024, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rates on borrowings under long-term debt and finance lease obligations approximate the interest rates that would currently be available to the Company under similar terms, and as such, carrying value approximates fair value. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis (1) when they are acquired during a business combination as discussed in Note 3, and (2) if they are deemed to be impaired as a result of an impairment review.

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

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Segment Reporting — In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on operational results from the services provided by Company Drivers and Subhaulers, which represent the Company’s operating segments for the period ended December 31, 2025 and December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), and for the periods ended December 31, 2023 (Predecessor), respectively. The Company’s CODM has been identified to collectively include the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

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

Restructuring Charges - In fiscal year 2025, management committed to a series of consolidation and organizational alignment initiatives aimed at improving operational efficiency and long-term profitability. As part of this commitment, we incurred a one-time restructuring charge of $1.2 million in 2025. These charges primarily consisted of separation payments related to headcount reductions.

Accounting Pronouncements —

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. The Company has adopted the new disclosure requirements, and they did not have a material impact on our disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), which removes project development stages when developing internal use software. The ASU is effective for fiscal years beginning after December 15, 2027, while early adoption is permitted. The Company is currently assessing any changes to capitalization that may be required.

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

The Combinations resulted in $141.5 million of goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of the types of acquisitions in which the Company engaged for the period April 1 to May 12, 2024, asset, stock acquisitions, and stock acquisitions with a 338(h)(10) election made, the Company expects approximately $120.6 million of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. At December 31, 2025, the values of the founding companies are complete. Any subsequent adjustments will now be recorded to earnings. The Company recorded remeasurement adjustments of the Founding Companies as indicated in the respective entity table columns above.

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

The acquisition of ATG resulted in $23,875,491 of goodwill, consisting largely of the expected synergies from combining operations, as well as the value of the workforce. In this asset acquisition, no portion of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. At December 31, 2025, the value of ATG acquisition is complete. Any subsequent adjustments will now be recorded to earnings.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Utah Truck & Trailer Acquisition

On November 1, 2024, PAL Stock Acquiror, Inc. purchased Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah. The Company purchased UTT for $4,515,004 in an all-cash transaction to expand the Company’s ability to maintain its revenue generating fleet in the Western region of the country. In connection with this acquisition, the Company recognized $155,458 in net tangible assets and $4,359,546 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition, the Company expects all of the goodwill reported will be tax deductible. At December 31, 2025, the value of UTT acquisition is complete. Any subsequent adjustments will now be recorded to earnings.

Brothers Auto Transport Acquisition

On April 1, 2025, PAL Stock Acquiror, Inc. purchased all the outstanding equity of Brothers Auto Transport, LLC, (“Brothers”), which provides vehicle transportation and shipping services in the Northeast and MidAtlantic regions of the country. Brothers was purchased for $12,448,011, a combination of cash and stock. In connection with this acquisition, the Company recognized $6,674,876 in net tangible assets which includes $6,338,899 in equipment notes, and $2,220,000 in intangible assets and $3,553,135 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this acquisition, the Company expects all of the goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

PVT Truck and Trailer Acquisition

On May 27, 2025, Proficient Repairs Services, LLC purchased PVT Truck & Trailer Repair, LLC, (“PVT”), a repair facility located at the Brothers headquarters terminal in Wind Gap, Pennsylvania. The Company purchased PVT for $1,032,995 in an all-cash transaction to expand the Company’s ability to maintain its revenue generating fleet in the Northeast and MidAtlantic regions of the country. In connection with this acquisition, the Company recognized $310,129 in net tangible assets and $722,866 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition, the Company expects all of the goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Unaudited Proforma and Revenue and Earnings of Acquirees from Acquisition Date through December 31, 2025

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

	Unaudited Proforma
	Year Ended December 31,
	2025	2024	2023
Total operating revenue	$430,425,174	$388,761,808	$418,267,000
Total operating (loss) income	$(32,334,882)	$10,943,431	$32,237,999

Total Operating revenue and Operating income of acquirees of the five Founding Companies, ATG, and UTT incorporated within the consolidated financial results of Proficient (acquiror entity) since their acquisition dates comprise the following:

Successor
December 31,
2024
Total Operating Revenue	$240,854,527
Total Operating Income	$8,086,898

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 4 — Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2025	December 31, 2024
Prepaid Insurance	$5,085,520	$7,878,950
Other Current Assets	6,175,977	2,181,219
	$11,261,497	$10,060,169

Note 5 — Goodwill

Goodwill is evaluated for impairment annually as of November 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

As of November 30, 2025, the company completed a quantitative impairment analysis for goodwill related to its Company Driver and Subhauler reporting units during its annual assessment. Based on this analysis, the Company recognized goodwill impairment of $25.6 million within its Subhauler reporting unit, reflected in Goodwill & Intangibles Impairment within the Consolidated Statements of Operations. Downward revisions to forecasts in the analysis was the primary reason for the impairment charge As of November 30, 2025, the Company believes the carrying value of the Subhauler reporting unit approximates its fair value. As of November 30, 2025, the carrying value of goodwill within the Subhauler reporting unit was $57.8 million.

As part of the Company’s impairment analyses, fair value of the reporting units were determined using both the income and market approach. The income approach requires management to estimate a number of factors, including the projected future operating results, economic projections, anticipated future cash flow and discount rates. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping as well as recent guideline transactions.

The determination of the fair value of the reporting unit requires the Company to make significant estimates and assumptions related to the business and financial performance of the Company’s reporting units. These estimates and assumptions primarily include but are not limited to; the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industry which the Company competes, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization, working capital requirements and capital expenditures. Future increases in discount rates or deterioration in the observable prices for guideline companies could result in further goodwill impairment in subsequent periods.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

The changes in the carrying amount of goodwill and allocation to reportable segment are as follows:

	Company Drivers	Subhaulers	Consolidated
Balance – December 31, 2024	$87,434,455	$81,622,220	$169,056,675
Additions	3,391,969	884,032	4,276,001
Adjustments	(121,280)	820,011	698,731
Impairment	-	(25,555,000)	(25,555,000)
Balance – December 31, 2025	$90,705,144	$57,771,263	$148,476,407

Note 6 — Intangible assets, net

	December 31, 2025
	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
Customer relationships	$126,703,000	$(15,422,261)	$111,280,739
Trade names	13,717,000	(2,192,848)	11,524,152
Total	$140,420,000	$(17,615,109)	$122,804,891

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$124,700,000	$(4,882,778)	$119,817,222
Trade names	13,500,000	(826,582)	12,673,418
Total	$138,200,000	$(5,709,360)	$132,490,640

The Company evaluates the recoverability of definite-lives intangible assets whenever events or changes in circumstance indicate that the carrying value of such an asset may not be recoverable. The evaluation of definite-lived intangible assets is performed at the lowest level of identifiable cash flows. As a result of factors leading from the assessment of goodwill, the Company evaluated intangible and long-lived assets for impairment. The assessment resulted in an impairment charge of $2.1 million within customer relationships. The charge was recognized within the Subhauler segment, reflected on the Consolidated Statement of Operation within Goodwill & Intangibles Impairment. The fair value of the intangible assets were determined using the income approach.

There were no intangible assets, accumulated amortization or amortization expense prior to the Founding Companies acquisitions in May 2024 as discussed in Note 3 above. In the year ended December 31, 2025 and 2024, amortization expense was $8,413,483 and $4,882,778 for Customer relationships and $1,366,266 and $826,582 for Trade names, respectively. Amortization expense related to finite lived intangible assets is included in intangible amortization expenses in the consolidated statement of operations.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

As of December 31, 2025, the expected amortization expense associated with the Company’s identifiable intangible assets with estimable useful lives over the next five years was as follows:

2026	$9,658,998
2027	9,658,998
2028	9,658,998
2029	9,658,998
2030	9,658,998
Thereafter	74,509,901
Total	$122,804,891

As of December 31, 2025, the weighted average amortization period for all intangible assets was 13.0 years, with 13.4 years for Customer relationships and 8.4 years for Trade names.

Note 7 — Property and equipment

Property and equipment, net of accumulated depreciation, consists of the following

	December 31, 2025	December 31, 2024
Land	$2,220,000	$2,220,000
Buildings and improvements	1,715,459	1,667,565
Furniture and equipment	306,705	403,920
Machinery and equipment	1,176,430	1,171,785
Software and computer equipment	1,156,458	844,410
Transportation equipment	152,775,053	131,870,528
	159,350,105	138,178,208
Less accumulated amortization and depreciation	(43,500,044)	(15,541,572)
Property and equipment, net	$115,850,061	$122,636,636

The Company recorded a gain on the disposal of equipment of $257,864, $149,683, $235,081, and $173,859, in the consolidated statements of operations for the year ended December 31, 2025(Successor), December 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), and for the year ended December 31, 2023 (Predecessor), respectively.

Note 8 — Accrued liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2025	2024
Claims, insurance and litigation reserves	$10,758,083	$5,721,891
Deferred leased to purchase payments	8,497,950	4,578,301
Salaries, wages and benefits	3,779,342	2,888,204
Accrued purchased transportation	3,351,017	3,149,849
Owner operator deposits	2,504,336	2,315,214
Escrow payments	994,012	-
Other accrued expenses	3,145,261	3,173,060
Accrued liabilities	$33,030,001	$21,826,519

Accrued purchased transportation represents obligations to external carriers, including subhauler expenses, outside carrier and driver expenses, and in-transit purchased transport. Owner operator deposits consist of truck escrow payments and damage repair fund. Other accrued expenses primarily include costs incurred but not yet invoiced, and estimates for property, sales and other taxes.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 9 — Income taxes

Deferred income tax assets and liabilities consist of the following as of December 31:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Accrued liabilities	$1,126,552	$450,984
Accounts receivable and other reserves	172,271	653,752
Operating lease liabilities	146,489	2,743,518
NOL and other tax attributes	8,168,061	7,160,150
Deductible goodwill	9,438,992	9,256,955
Stock compensation	769,347	912,337
Deferred revenue	2,129,947	—
Other deferred assets	171,838	1,086,422
Total deferred tax asset	$22,123,497	$22,264,118

Deferred tax liabilities:
Prepaid expenses	$(1,415,903)	$(2,381,137)
Property and equipment, net	(26,777,893)	(28,734,778)
Intangibles, net	(28,830,141)	(33,720,352)
Other deferred liabilities	—	(65,930)
Total deferred tax liability	$(57,023,937)	$(64,902,197)

Net deferred tax liability	$(34,900,440)	$(42,638,079)

The Company expects to increase the Federal Net Operating Loss (“NOL”) by $3.0 resulting in a NOL carryforward of $35.2 million at December 31, 2025, including acquired Federal NOL of $13.6 million from the Predecessor. The net operating losses relate to years after 2017 and are not subject to expiration.  The acquired NOL is subject to limitation on use under IRC 382.  However, based on our calculations, the cumulative limitation applicable for 2024, 2025, and forward would allow for unrestricted use as needed in future periods.

There are accompanying State jurisdiction NOLs that vary in amount and carryforward period from the Federal NOL discussion above.  Typical adjustments from Federal NOL to State NOL are represented by decoupling from bonus depreciation and application of the 163j interest limitation at the state levels. There are also State level applications of IRC 382 in certain jurisdictions.  There are expected net usage of State NOLS for the period ending December 31, 2025, leaving $15.2 million of gross State NOL carryforward from December 31, 2024, including $8.7 million of acquired NOLs from Predecessor; all of which are subject to expiration between 15- and 20-year periods depending upon the State jurisdiction.  Additionally, many states have legislated an annual limitation on use in addition to any IRC 382 considerations.

The geographical breakdown of our income (loss) before income taxes is as follows:

	Successor		Predecessor
	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023
United States	(43,241,214)	(9,720,652)	(21,735,318)	9,399,787
Foreign	—	—	—	—
(Loss) Income Before Income Taxes	(43,241,214)	(9,720,652)	(21,735,318)	9,399,787

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Income tax expense consists of the following:

	Successor		Predecessor
	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023
Current income taxes:
Federal	$—	$—	$(2,741,786)	$1,136,505
State	515,991	137,178	88,653	249,571
Foreign	—	—	—	—
Total current income taxes	515,991	137,178	(2,653,133)	1,386,076

Deferred income taxes:
Federal	(5,513,609)	(785,648)	(2,891,551)	769,530
State	(2,224,030)	(596,914)	(805,958)	88,011
Foreign	—	—	—	—
Total deferred income taxes (benefit)	(7,737,639)	(1,382,562)	(3,697,509)	857,541
Total income tax expense	$(7,221,648)	$(1,245,384)	$(6,350,642)	$2,243,617

For the year ended December 31, 2025, following the adoption of ASU 2023-09, our tax payments by jurisdiction are as follows:

December 31, 2025
Federal	$—
State
Delaware	349,421
California	183,963
Texas	136,624
New York	76,700
Massachusetts	62,900
Other	297,868
Foreign	—
Total income taxes paid	$1,107,476

The income tax provision differs from the amount determined by applying the U.S. federal tax rate as follows:

Income Tax Disclosures as adopted by ASU 2023-09

	December 31, 2025
	Amount	Percent
Tax at U.S. statutory rate	$(9,080,655)	21.0%
State and local income taxes (1)	(1,599,150)	3.7%
Non-taxable or non-deductible items:
Stock based compensation	825,809	(1.9)%
Goodwill impairment	2,578,399	(6.0)%
Return to provision and def. rate adjustment	53,949	(0.1)%
Total tax provision and effective rate	$(7,221,648)	16.7%

(1)	State Taxes of Delaware, California, Texas, New York and Massachusetts made up the majority (greater than 50%) of the tax effect in this category.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Income Tax Disclosures prior to the adoption of ASU 2023-09

	Successor	Predecessor
	Twelve months ended December 31, 2024	Period from January 1, 2024 to May 12, 2024	Twelve months ended December 31, 2023
Federal (benefit) tax at statutory rate (21%)	$(2,041,337)	$(4,564,417)	$1,973,955
State taxes, net of federal benefit	(476,051)	(574,715)	284,762
Permanent differences to return[1]	1,272,004	149,456	18,432
Other discrete items	—	(1,360,966)	(33,532)
Total income tax (benefit) expense	$(1,245,384)	$(6,350,642)	$2,243,617

(1)	For the period twelve months ending December 31, 2024, stock-based compensation deduction limitation accounts for $1.2 million of the permanent item above.

The Founding Companies’ tax years 2020 and forward remain subject to examination by federal and/or state jurisdictions dependent upon their respective statutory periods. The Founding Companies are not currently under an IRS examination as of the date these financials were issued.

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

On November 8, 2024, Proficient entered into a credit facility with a commercial bank that includes up to $25 million in term debt and up to another $20 million in a revolving line of credit with a maturity date of November 8, 2029. The term debt portion bears interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.50%, with interest only payments for the first six months and the balance at the end of six months with principal amortizing over the ensuing five years with 60 monthly payments. Drawn balances from the revolving line of credit bear interest at SOFR, plus 2.20%, with all principal and interest to be repaid at the end of five years. The amount available to be drawn from the line of credit at any point in time is based on a percentage of consolidated accounts receivable and inventory reported by Proficient and its subsidiaries subject to certain conditions, including limitations on the ageing of invoices over 90 days, and maximum customer concentration. The amount available to be drawn under the line of credit was $20 million on December 31, 2025. The term debt includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA). As of December 31, 2025, Proficient was in compliance with its debt covenants. Collateral for the facility includes Accounts Receivable balances owed to the Company and truck maintenance inventory. Upon closing of the credit facility, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. In April 2025, the Company drew an additional $9 million from the available term debt to fund the cash portion of the acquisition of Brothers. At December 31, 2025, there was no outstanding borrowings on the revolving line of credit and the ending balance on the term debt was $22,011,534.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Note 11 — Long-term debt

Long-term debt consists of the following:

	December 31, 2025	December 31, 2024
Equipment and vehicle notes payable to financial institutions, requiring monthly principal and interest payments totaling $1,658,163. The notes bear interest ranging from 3.47% to 10.8%, mature between January 2026 and November 2031, and are secured by the Company’s transportation equipment and vehicles	$52,595,562	$59,740,532

Term Loan payable to Pinnacle Bank, requiring principal payments of $415,255 per month commencing June 2025. The notes bear interest at SOFR (Currently 3.87%) +2.5% margin per month and mature April 2031[1]	22,011,534	16,000,000
	74,607,096	75,740,532
Less: unamortized debt issuance costs	(277,051)	(350,718)
Less: current maturities	(20,303,077)	(19,052,903)
Total long-term debt	$54,026,968	$56,336,911

(1)	The Term Loan and Line of Credit includes financial covenants comprised of maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA), both measured quarterly.

Future maturities of long-term debt are as follows:

For the years ending December 31:
2026	$20,303,077
2027	18,254,521
2028	16,335,522
2029	13,698,398
2030	5,552,050
Thereafter	463,528
Total	$74,607,096

The Company capitalized debt issuance costs of $0 and $386,825 during the period ended December 31, 2025 (Successor) and 2024 (Successor), respectively. Amortization expense related to the debt issuance costs totaled $73,666, $92,559, $4,795, and $13,115, for the period ended December 31, 2025 (Successor), December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), and for the period ended December 31, 2023 (Predecessor), respectively, and was recorded within interest expense on the consolidated statements of operations.

As of December 31, 2025 and 2024, the assets that are pledged as collateral related to our debt obligations are $59,258,394 and $69,620,421, respectively and were recorded within property and equipment, net on the consolidated balance sheet.

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

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

The following table presents certain information related to lease costs for finance and operating leases as of:

	Successor		Predecessor
	December 31, 2025	December 31, 2024	Period from January 1, 2024 to May 12, 2024	December 31, 2023
Operating lease cost	$2,729,053	$1,506,424	$27,951	$28,918
Finance lease costs:
Amortization of finance lease assets	89,184	20,671	160,032	483,731
Interest on lease liabilities	6,950	3,362	132,062	201,072
Short-term lease costs	474,552	577,265	99,533	145,923
Total lease costs	$3,299,739	2,107,722	$419,578	$859,644

As of December 31, 2025 (Successor), December 2024 (Successor) and December 31, 2023 (Predecessor), the weighted-average discount rate for operating leases was 6.95%, 6.88% and 0.86%, respectively. The weighted-average remaining lease term as of December 31, 2025 (Successor), December 31, 2024 (Successor) and December 31, 2023 (Predecessor), was 8.1 years, 7.2 years and less than a year respectively. As of December 31, 2025 (Successor), December 31, 2024 (Successor) and December 31, 2023 (Predecessor), the weighted-average discount rate for finance leases was 12.08%, 12.08% and 9.26%, respectively and the weighted-average remaining lease term was 0.5 years, 1.05 years and 1.07 years, respectively.

As of December 31, 2025, future maturities of the lease liabilities were as follows:

	Operating leases	Finance leases
For the year ending December 31:
2026	$3,065,463	$8,842
2027	3,363,935	-
2028	2,818,443	-
2029	1,825,588	-
2030	1,313,705	-
Thereafter	3,270,171	-
Total undiscounted cash flows	15,657,305	8,842
Less: present value factor	(2,717,815)	(84)
Total lease liabilities	12,939,490	8,758
Less: current portion –	(2,249,651)	(8,758)
Total long-term lease liabilities	$10,689,839	$-

As of December 31, 2025 and 2024, the right-of-use assets net book value related to the Company’s finance lease obligations totaled $132,862 and $201,501, respectively, and were recorded within property and equipment, net on the consolidated balance sheet.

Lessor — The Company leases various types of transportation-related equipment to independent third parties under lease contracts which are generally for a term of one to eight years and contain an option for the lessee to return or purchase the equipment. Depending on the lease agreement the Company has recorded these as either sales-type leases or operating leases. The Company assesses a third party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third party or similar third parties. For those leases classified as sales-type leases where collectability is not probable at lease commencement, the Company does not derecognize the underlying asset, and the payments received for these leases are recorded as deposit liabilities. Deposit liabilities of $8,497,950 and $4,578,301 were reported in accrued liabilities on the consolidated balance sheet as of December 31, 2025 (Successor) and December 31, 2024, respectively. The determination of collectability is an ongoing assessment, at the time that collectability is determined probable, including in instances where a lease is terminated where collectability is determined probable, the liability and assets will be derecognized with a corresponding earnings recognition.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $148,511 and $441,177 are reported as net investment in leases on the consolidated balance sheet as of December 31, 2025 (Successor) and December 31, 2024 (Successor), respectively.

For the leases classified as sales-type leases, the Company recorded the sales-type lease revenue of $2,575,356, $887,357, $196,814, and $25,000, respectively, within operating revenue on the consolidated statement of operations for the period ended December 31, 2025 (Successor) and December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), and for the period ended December 31, 2023 (Predecessor), respectively.

For the leases classified as operating leases the Company recorded the operating lease revenue of $950,728, $100,060, $0, and $0, respectively, within operating revenue on the consolidated statement of operations for the period ended December 31, 2025 (Successor) and December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), and for the period ended December 31, 2023 (Predecessor), respectively.

For the period ended December 31, 2025 (Successor), December 31, 2024 (Successor), for the period from January 1, 2024 to May 12, 2024 (Predecessor), and for the period December 31, 2023 (Predecessor), the Company recorded interest income of $31,866, $24,466, $0, and $2,488, respectively, within interest expense, net on the consolidated statements of operations.

As of December 31, 2025, future minimum lease payments expected to be collected were as follows:

For the year ending December 31:
2026	$134,768
2027	22,240
Total undiscounted cash payments	157,008
Less: present value factor	(8,497)
Total net investment in lease	148,511
Less: current portion	(126,730)
Total net investment in lease, less current portion	$21,781

Note 13 — Stockholders’ Equity (Deficit) and Preferred Stock

Series A preferred stock (Predecessor)

Proficient Transport was authorized to issue 10,000,000 shares of Series A preferred stock, with a par value of $0.01 per share. The holders of Series A preferred stock were entitled to vote as common stockholders and had certain liquidation preferences to every other class or series of stock. The Series A preferred stock was redeemable at the option of the Series A preferred stockholders at the greater of the fair market value of the Series A preferred stock at the date of redemption or a value determined using a discounted cash flow model, as defined. The Series A preferred stock was converted to shares of common stock of the Company in connection with the IPO and business combinations (Note 3) on May 13, 2024.

The Series A preferred stock earned a cumulative preferred return equal to 8% per annum on the sum of $1.00 per share invested plus accrued and unpaid Series A returns. The Series A returns accrue on a quarterly basis and will be fully cumulative, whether or not declared by Proficient Transport’s Board of Directors.

The Series A preferred stock was recorded at its redemption value of $8,880,672 as of December 31, 2023. The accumulated but undistributed preferred returns were $0 and $5,813,749 as of December 31, 2024 and 2023, respectively.

Activity related to the Series A preferred stock is as follows:

Balance as of December 31, 2023	$8,880,672
Accrued and unpaid dividend	177,752
Balance as of March 31, 2024	9,058,424
Accrued and unpaid dividend	82,774
Balance as of May 12, 2024	$9,141,198

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

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

The Company issued 6,888,128 shares of its common stock to the Founding Companies in connection with the Combinations, 1,069,346, common shares to the ATG Sellers and 395,322 common shares to the Brothers seller. Please see Note 3 for additional information.

In 2025 and 2024, the Company issued 369,113 and 404,177 shares of common stock for vested RSU’s, respectively.

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

If an employee terminates employment with the Company prior to awards vesting, the unvested awards are forfeited and the historical compensation expense is reversed in the period of termination, unless the employee terminates without cause then a pro-rata portion of the then-unvested awards will vest immediately.

Shares subject to stock awards granted under the 2024 Plan that expire or terminate do not reduce the number of shares available for issuance under the 2024 Plan. Additionally, shares become available for future grants under the 2024 Plan if they were stock awards issued under the 2024 Plan and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award. As of December 31, 2025, there were 971,777 remaining shares available for grant.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Restricted Stock Units (Successor)

Total compensation expense related to these restricted stock awards was $5.5 million and $8.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was a total of $11,227,588 and $16,221,092 of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next 3.4 and 4.4 years, respectively. The fair value of restricted stock awards are valued at the closing price of the Company’s common stock on the date of grant.

A summary of all restricted stock/units outstanding as of December 31, 2025 and activity during the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2024	1,264,459	15.06	$19,041,263
Granted	98,196	$8.18	800,940
Vested	(369,113)	$15.10	(5,573,944)
Canceled/Forfeited	(26,317)	$10.42	(274,243)
Outstanding, December 31, 2025	967,225	$14.47	$13,994,016	2.7

Phantom Stock Plan (Predecessor) — In June 2018, Proficient Transport granted a phantom stock award of 565,463 units (the “Units”), of which 188,488 Units vested immediately, to a member of the Board of Directors of Proficient Transport. The remaining 376,975 Units vested in connection with the business combination (Note 3) on May 13, 2024.

Note 15 — Segment reporting

The Company’s business is organized into two operating segments, which represent the Company’s reportable segments. The Company Drivers segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering uses Company-owned equipment to service specific customers and provides transportation services through long-term contracts. The Company’s Subhauler segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to independent contractors and third-party carriers.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

The following table summarizes information about our reportable segments:

Successor

Year ended December 31, 2025	Company Drivers	Subhauler	Total
Revenue
Revenue, before fuel surcharge	$143,603,890	$253,023,569	$396,627,459
Fuel surcharge and other reimbursements	9,185,508	16,702,249	25,887,757
Other Revenue	1,809,337	2,574,537	4,383,874
Lease Revenue	-	3,526,084	3,526,084
Segment Revenue	$154,598,735	$275,826,439	$430,425,174
Total consolidated			$430,425,174
Less:
Salaries, wages and benefits	60,409,154	19,791,925	80,201,079
Fuel and fuel taxes	25,757,819	-	25,757,819
Purchased transportation	-	215,153,626	215,153,626
Truck expenses	25,549,240	-	25,549,240
Depreciation	21,683,313	7,754,747	29,438,060
Goodwill & Intangible Impairment	-	27,787,000	27,787,000
Other segment items(1)	13,852,354	17,774,454	31,626,808
Segment Operating profit/(loss)	$7,346,855	$(12,435,313)	$(5,088,458)
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(30,246,424)
Interest Expense			(6,588,973)
Acquisition Costs			(438,514)
Earn Out Contingency Gain / Loss			(1,243,171)
Other Income, net			364,326
Income Before Income Taxes			$(43,241,214)

Other Segment Disclosures:
Depreciation and amortization(3)	$21,683,313	$7,754,747	$29,438,060
Intangible amortization(2)			9,779,749
Consolidated Depreciation and Amortization			$39,217,809

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.
(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $5,041,528 in Salaries, wages and benefits, $5,527,316 in Stock Based Compensation, $88,321 in Depreciation and amortization, $9,779,749 in Intangible Amortization, $4,226,175 in Insurance Premiums and Claims, and $5,583,335 in General Selling, and other Operating expenses.
(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Year ended December 31, 2024	Company Drivers	Subhauler	Total
Revenue
Revenue, before fuel surcharge	$80,364,399	$141,690,607	$222,055,006
Fuel surcharge and other reimbursements	5,907,191	10,395,695	16,302,886
Other Revenue	995,507	513,711	1,509,218
Lease Revenue	-	987,417	987,417
Segment Revenue	$87,267,097	$153,587,430	$240,854,527
Total consolidated			$240,854,527
Less:
Salaries, wages and benefits	30,842,256	11,903,783	42,746,039
Fuel and fuel taxes	16,128,862	-	16,128,862
Purchased transportation	-	119,908,760	119,908,760
Truck expenses	12,952,229	-	12,952,229
Depreciation	11,282,400	4,411,237	15,693,637
Other segment items(1)	10,582,496	9,046,245	19,628,741
Segment Operating profit/(loss)	$5,478,854	$8,317,405	$13,796,259
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(21,688,800)
Interest Expense			(4,007,661)
Acquisition Costs			(1,226,915)
Earn Out Contingency Gain / Loss			3,095,114
Other Income, net			311,351
Income Before Income Taxes			$(9,720,652)

Other Segment Disclosures:
Depreciation and amortization(3)	$11,282,400	$4,411,237	$15,693,637
Intangible amortization(2)			5,714,748
Consolidated Depreciation and Amortization			$21,408,385

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.
(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $2,894,687 in Salaries, wages and benefits, $8,883,142 in Stock Based Compensation, $5,388 in Depreciation and amortization, $5,709,360 in Intangible Amortization, $757,028 in Insurance Premiums and Claims, and $3,439,195 in General Selling, and other Operating expenses.
(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Predecessor
For the period from January 1 to May 12, 2024	Company Drivers	Subhauler	Total
Revenue
Revenue, before fuel surcharge	$6,749,129	$32,198,658	$38,947,787
Fuel surcharge and other reimbursements	819,998	1,253,089	2,073,087
Other Revenue	-	-	-
Lease Revenue	-	196,814	196,814
Segment Revenue	$7,569,127	$33,648,561	$41,217,688
Total consolidated			$41,217,688
Less:
Salaries, wages and benefits	5,328,667	22,155,104	27,483,771
Fuel and fuel taxes	1,119,549	-	1,119,549
Purchased transportation	-	25,995,763	25,995,763
Truck expenses	1,886,793	-	1,886,793
Depreciation & Amortization	872,783	62,205	934,988
Other segment items(1)	986,536	3,830,253	4,816,789
Segment Operating profit/(loss)	$(2,625,201)	$(18,394,764)	$(21,019,965)
Reconciliation of segment operating profit to income before income taxes:
Interest Expense			(717,431)
Other Income, net			2,078
Income Before Income Taxes			$(21,735,318)

Other Segment Disclosures:
Depreciation and amortization(3)	$872,783	$62,205	$934,988
Consolidated Depreciation and Amortization			$934,988

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.
(2)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Predecessor
Year ended December 31, 2023	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$38,475,802	$87,961,558	$126,437,360
Fuel surcharge and other reimbursements	4,927,753	4,390,880	9,318,633
Other Revenue	-	-	-
Lease Revenue		-	-
Segment Revenue	$43,403,555	$92,352,438	$135,755,993
Total consolidated			$135,755,993
Less:
Salaries, wages and benefits	14,410,374	6,025,092	20,435,466
Fuel and fuel taxes	4,461,319	-	4,461,319
Purchased transportation	11,326,888	72,516,409	83,843,297
Truck expenses	7,038,979	(316)	7,038,663
Depreciation	2,347,084	176,887	2,523,971
Other segment items(1)	3,529,522	3,570,301	7,099,823
Segment Operating profit/(loss)	$289,389	$10,064,065	$10,353,454
Reconciliation of segment operating profit to income before income taxes:
Interest Expense			(953,667)
Income Before Income Taxes			$9,399,787

Other Segment Disclosures:
Depreciation and amortization(3)	$2,347,084	$176,887	$2,523,971
Consolidated Depreciation and Amortization			$2,523,971

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.
(2)	General, selling, and other operating expenses not attributable to operating segments. These amounts relate to corporate overhead and other activities not attributable to a reporting segment.
(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Assets and other balance sheet information are not disclosed by reportable segment as the Company does not track assets by reportable segment and certain assets are not specific to any reportable segment.

Significant segment expenses listed above include Salaries, wages and benefits, Fuel and fuel taxes, Purchased transportation, Truck Expenses, Depreciation and Intangible Amortization, and the CODM monitors these expenses as part of assessing the efficiency and performance of the Company Drivers and Subhaulers Segments.

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

A reconciliation of the numerator (net loss) and denominator (weighted average number of shares outstanding of the basic loss per share) for the period ended December 31, 2025 and 2024 and is as follows:

	December 31, 2025	December 31, 2024
Numerator:
Net Loss	$(36,019,566)	$(8,475,268)

Denominator:
Weighted-Average Number of Shares of Common Stock	27,578,622	17,937,853
Basic Loss per Share	$(1.31)	$(0.47)

The Company excluded 967,225 and 1,264,459 of unvested RSU’s from the computation of weighted-average number of shares of common stock in computing the diluted loss per share for the periods presented because including them would have had an anti-dilutive effect for the period ended December 31, 2025 and December 31, 2024, respectively.

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

Leases from Related Parties

Certain officers, employees of the Company, and selling owners of Founding companies are lessors of real property to the company for Office space. Total Lease liability at December 31, 2025 (Successor) and December 31, 2024 (Successor) was $12,143,369 and $10,813,041, respectively. Total rent paid at December 31, 2025 (Successor) and December 31, 2024 (Successor) was $2,585,304 and $1,461,661, respectively. We had no related party leases for the Predecessor for the period January 1, 2024 to May 12, 2024, or the period ending December 31, 2023.

The following table is a schedule of future payments at December 31, 2025:

2026	$2,782,497
2027	3,072,625
2028	2,529,511
2029	1,811,332
2030 and thereafter	4,583,876
Total undiscounted cash payments	$14,779,841

Other Transactions with Related Parties

At December 31, 2025, we had debt with a related party of $773,720 recorded on our consolidated balance sheet. The debt bears an interest rate of 6% and matures in April 2028. Our recurring monthly principal and interest payments are $29,681.

In accordance with our Deluxe purchase price agreement, we have agreed to pay the sellers the collateral insurance deposit of $2,241,923 associated with their cargo captive once returned from the insurance provider. This amount is expected to be received in 2026 and is shown under long term liabilities on the consolidated balance sheet.

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

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES

Independent Contractors Misclassification Class Action

In August 2016, a truck driver who contracted with Tribeca Automotive, Inc. filed a Complaint in Essex County Superior Court of New Jersey, bringing claims on behalf of himself and those similarly situated against Tribeca and its owners. An amended class complaint was filed in April 2022. The putative class alleges Tribeca misclassified contracted truck drivers as independent contractors, rather than “employees” under applicable law.  As a result, the class seeks overtime and unlawful deductions in violation of New Jersey Wage and Hour Law and New Jersey Wage Payment Law. Tribeca denies liability and the parties are engaged in mediation.  We are entitled to the stated indemnity in the Purchase Agreement from the sellers of Tribeca relating to this potential liability.

Former Employee Class Action

In May 2024, a former employee filed a class action lawsuit against Deluxe Auto Carriers, Inc., in Riverside County Superior Court in California. The lawsuit alleges class claims against Deluxe for unpaid minimum and overtime wages, non-compliant meal and rest periods, unreimbursed business expenses, and inaccurate wage statements, among other claims. A class settlement was reached for $400,000, in which Deluxe continues to deny liability. The settlement was been approved by the court on February 18, 2026, payment is due in April 2026, and is included within accrued liabilities on the consolidated balance sheet as of December 31, 2025. We are entitled to indemnification from the sellers of Deluxe for the liability relating to this contingency.

Delinquent Filings with Department of Labor

Deluxe Auto Carriers, Inc. was delinquent in its filings with the Department of Labor (DOL) with respect to its Retirement Plan Information Returns for plan years 2019 through 2022. As of December 31, 2024, all delinquent filings had been made. These delinquencies could result in penalties and interest from the DOL and the Internal Revenue Service. In September 2025, the Company received a final determination letter from the DOL assessing penalties and interest totaling $6,650. This amount has been paid as of December 31, 2025. We received indemnification from the sellers of Deluxe for the liability relating to this contingency.

Note 19 — Subsequent events

Share Repurchase Program

On March 2, 2026, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $15 million of its common stock. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market, in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws, rules, regulations and other restrictions. As of March 25, 2026, we have repurchased 82,877 shares of common stock at an average price of $6.25.

Litigation

In November 2025, a second amended civil complaint was filed in federal court in South Carolina against the Company, its subsidiaries Tribeca Automotive, Inc. (“Tribeca”) and Proficient Services, Inc. (f/k/a PAL Stock Acquiror, Inc.) and an individual employee of Tribeca arising out of a vehicular accident involving one of Tribeca’s vehicles.   In March 2026, the Company agreed in principle to settle the case to avoid the cost, risk and distraction of continued litigation.  While the non-financial terms of the settlement have yet to be finalized, the Company recorded a legal settlement reserve of $3 million in the fourth quarter of 2025 for this matter.