Form 10-Q
period 2026-03-31
Proficient Auto Logistics, Inc
filed 2026-05-14
CIK 1998768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 27,770,074 shares of common stock outstanding at April 30, 2026.

Index

Page
PART I - FINANCIAL INFORMATION:
Item 1. Condensed Consolidated Financial Statements (Unaudited):

Proficient Auto Logistics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025	1
Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and the three months ended March 31, 2025 (unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2026 and the three months ended March 31, 2025 (unaudited)	3
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2026 and the three months ended March 31, 2025 (unaudited)	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION:	36
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	37

i

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,755,547	$14,285,745
Accounts receivable, less allowance for credit losses (2026 - $1,079,746; 2025 - $826,740)	49,011,373	42,188,909
Net investment in leases, current portion	101,362	126,730
Maintenance supplies	1,833,880	1,714,238
Assets held for sale	10,000	28,500
Income tax receivable	1,266,663	1,791,544
Prepaid expenses and other current assets	7,629,465	11,261,497
Total current assets	69,608,290	71,397,163
Property and equipment, net of accumulated depreciation and amortization (2026 - $50,809,076; 2025 - $43,500,044)	109,007,448	115,850,061
Operating lease right-of-use assets	12,023,542	12,633,834
Net investment in leases, less current portion	5,592	21,781
Deposits	6,154,989	6,124,946
Goodwill	148,643,673	148,476,407
Intangible assets, net (2026 - $17,903,862; 2025 - $17,615,109)	120,390,138	122,804,891
Other long-term assets	602,336	668,426
Total Assets	$466,436,008	$477,977,509

Liabilities, and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,900,722	$8,305,255
Accrued liabilities	33,495,656	33,030,001
Finance lease liabilities, current portion	—	8,758
Operating lease liabilities, current portion	2,425,617	2,249,651
Long-term debt, current portion	19,692,275	20,303,077
Total current liabilities	65,514,270	63,896,742

Long-term liabilities:
Operating lease liabilities, less current portion	10,041,385	10,689,839
Long-term debt, less current portion	49,384,284	54,026,968
Deferred tax liability, net	32,688,452	34,900,440
Other long-term liabilities	3,073,049	3,073,049
Total Liabilities	160,701,440	166,587,038

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 27,852,951 and 27,834,799 shares issued and 27,770,074 and 27,834,799 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	278,529	278,347
Additional paid in capital	357,531,687	356,179,787
Accumulated deficit	(51,557,764)	(45,067,663)
Treasury stock at cost 82,877 and 0 shares, as of March 31, 2026 and December 31, 2025, respectively	(517,884)	—
Total Stockholders’ Equity	305,734,568	311,390,471
Total Liabilities and Stockholders’ Equity	$466,436,008	$477,977,509

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Operating Revenue
Revenue, before fuel surcharge	$86,196,954	$87,615,128
Fuel surcharge and other reimbursements	5,664,451	5,427,840
Other Revenue	1,104,200	1,305,745
Lease Revenue	724,064	857,308
Total Operating Revenue	93,689,669	95,206,021

Operating Expenses
Salaries, wages and benefits	20,892,844	19,288,103
Stock-based compensation	1,352,082	1,183,009
Fuel and fuel taxes	6,875,998	6,065,255
Purchased transportation	44,614,009	47,208,843
Truck expenses	7,230,793	5,849,846
Depreciation	7,607,007	6,488,579
Intangible amortization	2,414,753	2,415,830
(Gain) Loss on sale of equipment	(10,263)	8,781
Insurance premiums and claims	5,287,345	4,958,679
General, selling, and other operating expenses	4,359,655	4,101,602
Total Operating Expenses	100,624,223	97,568,527
Operating Loss	(6,934,554)	(2,362,506)
Other income and expense
Interest expense	(1,397,021)	(1,570,920)
Acquisition Costs	—	(37,102)
Other income, net	33,827	76,222
Total other expense, net	(1,363,194)	(1,531,800)
Loss before income taxes	(8,297,748)	(3,894,306)
Income tax benefit	(1,807,647)	(702,621)
Net Loss	$(6,490,101)	$(3,191,685)

Loss Per Share
Basic & Diluted	$(0.23)	$(0.12)

Weighted Average Shares
Basic & Diluted	27,826,452	27,069,114

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid	Accumulated	Total
	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2024	27,069,114	$270,691	$346,756,929	$(9,048,097)	$337,979,523
Stock-based compensation	—	—	1,183,009	—	1,183,009
Net loss	—	—	—	(3,191,685)	(3,191,685)
Balance, March 31, 2025	27,069,114	$270,691	$347,939,938	$(12,239,782)	$335,970,847

	Common Stock		Additional Paid in	Accumulated	Treasury	Total
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance, December 31, 2025	27,834,799	$278,347	$356,179,787	$(45,067,663)	$—	$311,390,471
Stock-based compensation	18,152	182	1,351,900	—	—	1,352,082
Net loss	—	—	—	(6,490,101)	—	(6,490,101)
Repurchase of Shares	—	—	—	—	(517,884)	(517,884)
Balance, March 31, 2026	27,852,951	$278,529	$357,531,687	$(51,557,764)	$(517,884)	$305,734,568

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash flows from operating activities:
Net Loss	$(6,490,101)	$(3,191,685)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Stock-based compensation	1,352,082	1,183,009
Provision for credit losses	282,305	142,310
Depreciation and amortization expense	10,021,760	8,904,409
(Gain) Loss on sale of equipment	(10,263)	8,781
Interest income	(3,339)	(12,396)
Amortization of debt issuance costs	15,235	18,914
Deferred income tax benefit	(2,211,988)	(851,174)
Operating lease expense	881,454	484,959

Change in operating assets and liabilities:
Accounts receivable	(7,124,570)	(9,909,431)
Net investment in leases	44,896	79,332
Maintenance supplies	(119,642)	(81,273)
Income tax receivable	524,881	(25,130)
Prepaid expenses and other assets	3,698,122	2,602,440
Deposits	(47,543)	(116,284)
Accounts payable	1,448,002	3,447,164
Accrued liabilities	465,655	(614,558)
Operating lease liabilities	(743,650)	(436,363)
Net cash flows provided by operating activities	1,983,296	1,633,024

Cash flows from investing activities:
Proceeds from sale of equipment	66,380	251,735
Purchases of property and equipment	(784,511)	(2,641,766)
Net cash flows used in investing activities	(718,131)	(2,390,031)

Cash flows from financing activities:
Proceeds from line of credit	—	2,000,000
Repayments of line of credit	—	(1,000,000)
Repayments of long-term debt	(5,268,721)	(4,709,580)
Repayments of finance lease obligations	(8,758)	(21,302)
Repurchase of common stock	(517,884)	—
Net cash flows used in financing activities	(5,795,363)	(3,730,882)
Net change in cash	(4,530,198)	(4,487,889)
Cash and cash equivalents, beginning of period	14,285,745	15,398,714
Cash and cash equivalents, end of period	$9,755,547	$10,910,825

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,403,054	$1,558,106
Cash paid for taxes	$31,500	$—

Noncash investing and financing activity:
Equipment and Services financed through long-term debt	$—	$588,226

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

Proficient is an industry leading specialized freight company focused on providing auto transportation and logistics services. The Company offers a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry, or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage, and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies, to electric vehicle (“EV”) producers. Additional customers include auto dealers, auto auctions, rental car companies, and auto leasing companies. Proficient operates an asset-based Company Drivers service (“Company Drivers”) on behalf of the manufacturers. In addition, Proficient serves OEMs and other customers through independent contractors and third-party carriers under an asset-light freight model (“Subhaulers”).

Note 2 — Summary of significant accounting policies

Basis of Presentation — The condensed consolidated financial statements and footnotes have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The condensed consolidated financial statements include the impact of push-down accounting with acquisition related costs pushed down to the corresponding reporting entity.

Seasonality — In our industry, results of operations generally follow a seasonal pattern. Volumes in the first quarter are typically lower due to less consumer demand, customers reducing shipments following year end, and inclement winter weather. At the same time, operating expenses generally increase, and tractor productivity of the Company's fleet and independent contractors decreases during the winter months due to decreased fuel efficiency, increased cold-weather-related equipment maintenance and repairs, and increased insurance claims and costs attributed to higher accident frequency from weather conditions. These factors typically lead to lower operating profitability, as compared to other parts of the year. Additionally, beginning in the latter half of the third quarter and continuing into the fourth quarter, the Company typically experiences surges in volumes from customers pushing to move units before year end. Additionally, macroeconomic trends and cyclical changes in the auto haul industry, including imbalances in supply and demand, can override the seasonality faced in the industry.

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. The Company reviews accounts receivable on a continuing basis to determine if any receivables are potentially uncollectible. The Company writes off uncollectible receivables based on specifically identified amounts determined to be uncollectible. Based on the information available, the Company recorded an allowance for credit losses of approximately $1,079,746 and $826,740 at March 31, 2026 and December 31, 2025, respectively. Actual write-offs could differ from management’s estimate.

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

Intangible Assets, Net — The Company’s intangible assets consist of acquired customer relationships and trade names. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. Intangible assets historically have been acquired through business combinations and recorded at their purchase date estimated fair value.

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

As of March 31, 2026 and December 31, 2025, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rates on borrowings under long-term debt and finance lease obligations approximate the interest rates that would currently be available to the Company under similar terms, and as such, carrying value approximates fair value. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis (1) when they are acquired during a business combination as discussed in Note 3, and (2) if they are deemed to be impaired as a result of an impairment review.

Segment Reporting — In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available and are regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on operational results from the services provided by Company Drivers and Subhaulers. The Company’s CODM has been identified to collectively include the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

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

Accounting Pronouncements Not Yet Adopted –

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

The various agreements to acquire the Founding Companies are briefly described below:

●	The Company entered into a Membership Interest Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Delta for cash and shares of common stock. Delta’s main business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Deluxe for cash, shares of common stock and contingent consideration in the form of an earn-out provision. The earn-out provision which provided that the Company would make earn-out payments, fifty percent (50%) in cash and fifty percent (50%) in shares of common stock, to Deluxe under certain terms and conditions related to Deluxe’s EBITDA for the period commencing on January 1, 2024 and ending on December 31, 2024. No earnout payment was ultimately due under this agreement. Deluxe’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the West Coast and South of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Proficient Transport for cash and shares of common stock. Proficient Transport’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the South, Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Sierra for cash and shares of common stock. Sierra’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the West Coast and the Midwest of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Tribeca for cash and shares of common stock. Tribeca’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the East Coast and Southeast of the United States.

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

Total Acquisition Date Amounts Recognized as of May 12, 2025

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

On August 8, 2024, PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Auto Transport Group, LC, (“ATG,” which was converted to a limited liability company after closing) pursuant to which the Company acquired all of the outstanding equity of ATG to expand the Company’s geographic presence and services offered (“ATG,” which was converted to a limited liability company after closing). ATG provides vehicle transportation and shipping services in the Mountain Western region. The transaction closed on August 15, 2024. The acquisition was accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc. was the accounting acquirer, and the Company elected to apply pushdown accounting. The table below presents the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of ATG based on the respective fair values as of December 31, 2024 as well as the measurement period adjustments recorded as of August 16, 2025:

	December 31, 2024	Adjustment	August 16, 2025
Purchase consideration
Cash consideration paid	$28,938,295	(500,000)	$28,438,295
Stock consideration issued	20,542,136	-	20,542,136
Total purchase price	$49,480,431	(500,000)	$48,980,431

Allocation of purchase price
Fair value of net assets acquired	$24,886,502	218,438	$25,104,940
Goodwill	$24,593,929	(718,438)	$23,875,491

The Company recognized intangible assets as follows:

	Useful Life	Auto Transport Group
Customer relationships	15 years	$22,200,000
Trade names	10 years	1,100,000
Total		$23,300,000

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

Brothers Auto Transport Acquisition

On April 1, 2025, PAL Stock Acquiror, Inc. purchased all the outstanding equity of Brothers Auto Transport, LLC, (“Brothers”), which provides vehicle transportation and shipping services in the Northeast and MidAtlantic regions of the country. Brothers was purchased for $12,448,011, a combination of cash and stock. In connection with this acquisition, the Company recognized $6,507,610 in net tangible assets which includes $6,338,899 in equipment notes, and $2,220,000 in intangible assets and $3,720,401 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this acquisition, the Company expects all of the goodwill reported will be tax deductible. At March 31, 2026, the value of Brothers acquisition is complete. Any subsequent adjustments will now be recorded to earnings.

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

Note 4 — Goodwill

Goodwill is evaluated for impairment annually as of November 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

As of November 30, 2025, the Company completed a quantitative impairment analysis for goodwill related to its Company Drivers and Subhauler reporting units during its annual assessment. Based on this analysis, the Company recognized goodwill impairment of $25.6 million within its Subhauler reporting unit, reflected in Goodwill & Intangibles Impairment within the Consolidated Statements of Operations. Downward revisions to forecasts in the analysis was the primary reason for the impairment charge As of November 30, 2025, the Company believes the carrying value of the Subhauler reporting unit approximates its fair value. As of November 30, 2025, the carrying value of goodwill within the Subhauler reporting unit was $57.8 million.

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

The changes in the carrying amount of goodwill and allocation to reportable segment are as follows:

	Company Drivers	Subhaulers	Consolidated
Balance – December 31, 2024	$87,434,455	$81,622,220	$169,056,675
Additions	3,391,969	884,032	4,276,001
Adjustments	(121,280)	820,011	698,731
Impairment	-	(25,555,000)	(25,555,000)
Balance – December 31, 2025	$90,705,144	$57,771,263	$148,476,407
Adjustments	142,176	25,090	167,266
Balance – March 31, 2026	$90,847,320	$57,796,353	$148,643,673

Note 5 — Intangible assets, net

	March 31, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$124,577,000	$(15,368,079)	$109,208,921
Trade names	13,717,000	(2,535,783)	11,181,217
Total	$138,294,000	$(17,903,862)	$120,390,138

	December 31, 2025
	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
Customer relationships	$126,703,000	$(15,422,261)	$111,280,739
Trade names	13,717,000	(2,192,848)	11,524,152
Total	$140,420,000	$(17,615,109)	$122,804,891

In the three months ended March 31, 2026 and 2025, respectively, amortization expense was $2,071,831 and $2,078,330 for Customer relationships and $342,922 and $337,500 for Trade names. Amortization expense related to finite lived intangible assets is included in intangible amortization expenses in the consolidated statement of operations.

As of March 31, 2026, the expected amortization expense associated with the Company’s identifiable intangible assets with estimable useful lives over the next five years was as follows:

2026	$7,244,255
2027	9,658,998
2028	9,658,998
2029	9,658,998
2030	9,658,998
Thereafter	74,509,891
Total	$120,390,138

As of March 31, 2026, the weighted average amortization period for all intangible assets was 12.7 years, with 13.2 years for Customer relationships and 8.2 years for Trade names.

Note 6 — Property and equipment

Property and equipment, at cost, consist of the following as of:

	March 31, 2026	December 31, 2025
Land	$2,220,000	$2,220,000
Buildings and improvements	1,584,136	1,715,459
Furniture and equipment	304,535	306,705
Machinery and equipment	1,171,630	1,176,430
Software and computer equipment	1,191,500	1,156,458
Transportation equipment	153,344,723	152,775,053
	159,816,524	159,350,105
Less accumulated amortization and depreciation	(50,809,076)	(43,500,044)
Property and equipment, net	$109,007,448	$115,850,061

The Company recorded a gain on the disposal of equipment of $10,263 and loss on the disposal of equipment of $8,781 in the condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025, respectively.

Note 7 — Accrued liabilities

Accrued liabilities consist of the following as of:

	March 31, 2026	December 31, 2025
Claims, insurance and litigation reserves	$10,515,735	$10,758,083
Deferred leased to purchase payments	9,333,309	8,497,950
Salaries, wages and benefits	4,597,937	3,779,342
Accrued purchased transportation	4,022,148	3,351,017
Owner operator deposits	2,368,566	2,504,336
Escrow payments	994,013	994,012
Other accrued expenses	1,663,948	3,145,261
Accrued liabilities	$33,495,656	$33,030,001

Note 8 — Income taxes

The effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were 21.8% and 18.0%, respectively. The effective rates differ from the statutory rates primarily due to state tax adjustments, state minimum taxes, and permanent differences such as disallowed stock-based compensation.

The Company has no uncertain tax positions.

Note 9 — Line of credit

On November 8, 2024, Proficient entered into a credit facility with a commercial bank that includes up to $25 million in term debt and up to another $20 million in a revolving line of credit with a maturity date of November 8, 2029. The term debt portion bears interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.50%, with interest only payments for the first six months and the balance at the end of six months with principal amortizing over the ensuing five years with 60 monthly payments. Drawn balances from the revolving line of credit bear interest at SOFR, plus 2.20%, with all principal and interest to be repaid at the end of five years. The amount available to be drawn from the line of credit at any point in time is based on a percentage of consolidated accounts receivable and inventory reported by Proficient and its subsidiaries subject to certain conditions, including limitations on the aging of invoices over 90 days, and maximum customer concentration. The amount available to be drawn under the line of credit was $20 million on March 31, 2026. The term debt includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA). As of March 31, 2026, Proficient was in compliance with its debt covenants. Collateral for the facility includes Accounts Receivable balances owed to the Company and truck maintenance inventory. Upon closing of the credit facility, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. In April 2025, the Company drew an additional $9 million from the available term debt to fund the cash portion of the acquisition of Brothers. At March 31, 2026, there were no outstanding borrowings on the revolving line of credit and the ending balance on the term debt was $20,765,768.

Note 10 — Long-term debt

	March 31, 2026	December 31, 2025
Equipment and vehicle notes payable to financial institutions, requiring monthly principal and interest payments totaling $1,595,370. The notes bear interest ranging from 3.47% to 10.8%, mature between April 2026 and November 2031, and are secured by the Company’s transportation equipment and vehicles	$48,572,608	$52,595,562

Term Debt to Pinnacle Bank, requiring principal payments of $415,255 per month commencing June 2025. The notes bear interest at SOFR (Currently 3.67%) +2.5% margin per month and mature April 2031(1)	20,765,768	22,011,534
	69,338,376	74,607,096
Less: unamortized debt issuance costs	(261,817)	(277,051)
Less: current maturities	(19,692,275)	(20,303,077)
Total long-term debt	$49,384,284	$54,026,968

(1)	The Term Loan and Line of Credit includes financial covenants comprised of maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA), both measured quarterly.

Future maturities of long-term debt are as follows:

For the quarter ending March 31:
2026	$14,945,021
2027	18,253,092
2028	16,329,476
2029	13,691,967
2030 and thereafter	6,118,820
Total	$69,338,376

The Company capitalized debt issuance costs of $0 during the period ended March 31, 2026 and March 31, 2025. Amortization expense related to the debt issuance costs totaled $15,235 and $18,914 for the three months ended March 31, 2026 and 2025, respectively, and was recorded within interest expense on the condensed consolidated statements of operations.

Note 11 — Leases

Lessee — The following table presents certain information related to lease costs for finance and operating leases as of:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Operating lease cost	$831,914	$669,492
Finance lease costs:
Amortization of finance lease assets	5,707	17,171
Interest on lease liabilities	84	2,732
Short-term lease costs	172,033	181,717
Total lease costs	$1,009,738	$871,112

As of March 31, 2026 and March 31, 2025, the weighted-average discount rate for operating leases was 6.95% and 6.88%, respectively. The weighted-average remaining lease term as of March 31, 2026 and March 31, 2025, was 8.0 and 7.7 years, respectively. As of March 31, 2026, all financing leases had matured. As of March 31, 2025, the weighted-average discount rate for finance leases was 12.08%, and the weighted-average remaining lease term was less than a year.

As of March 31, 2026, future maturities of the lease liabilities were as follows:

Operating leases
For the quarter ending March 31:
2026	$2,374,098
2027	3,363,935
2028	2,818,443
2029	1,825,588
2030	1,313,705
Thereafter	3,270,171
Total undiscounted cash flows	14,965,940
Less: present value factor	2,498,938
Total lease liabilities	12,467,002
Less: current portion –	(2,425,617)
Total long-term lease liabilities	$10,041,385

Lessor — The Company leases various types of transportation-related equipment to independent third parties under lease contracts which are generally for a term of one to eight years and contain an option for the lessee to return or purchase the equipment. Depending on the lease agreement, the Company has recorded these as either sales-type leases or operating leases. The Company assesses a third party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third party or similar third parties. For those leases classified as sales-type leases where collectability of lease payments is not probable at lease commencement, the Company does not derecognize the underlying asset, and the payments received for these leases are recorded as deposit liabilities. Deposit liabilities of $9,333,309 and $8,497,950 were reported in accrued liabilities on the consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively. The determination of collectability is an ongoing assessment, at the time that collectability is determined probable, including in instances where a lease is terminated where collectability is determined probable, the liability and assets will be derecognized with a corresponding earnings recognition.

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $106,954 and $148,511 are reported as net investment in leases on the consolidated balance sheet as of March 31, 2026, and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company recorded sales-type lease revenue of $463,552 and $702,643, respectively, within operating revenue on the condensed consolidated statement of operations.

For the three months ended March 31, 2026 and 2025, the Company recorded interest income of $3,339 and $12,396, respectively, within interest expense, net on the condensed consolidated statements of operations.

As of March 31, 2026, future minimum lease payments expected to be collected were as follows:

For the quarter ending March 31:
2026	$92,878
2027	22,240
Total undiscounted cash payments	115,118
Less: present value factor	(8,164)
Total net investment in lease	106,954
Less: current portion	(101,362)
Total net investment in lease, less current portion	$5,592

Note 12 — Stock-based compensation

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

Shares subject to stock awards granted under the 2024 Plan that expire or terminate do not reduce the number of shares available for issuance under the 2024 Plan. Additionally, shares become available for future grants under the 2024 Plan if they were stock awards issued under the 2024 Plan and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award. As of March 31, 2026, there were 715,186 remaining  shares available to be issued under the 2024 Plan.

Restricted Stock Units

Total compensation expense related to restricted stock awards was $1,352,082 and $1,183,009 for the three month period ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, there was a total of $12,272,810 and $15,111,733 of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next three and four years, respectively. The fair value of restricted stock awards are currently valued at the closing price of the Company’s common stock on the day preceding a grant.

A summary of all restricted stock units outstanding as of March 31, 2026, and activity during the three month period ended March 31, 2026, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2025	967,225	$14.47	$13,994,016	2.7
Granted	351,050	7.09	2,487,296
Vested	(18,152)	(12.40)	(225,138)
Canceled/Forfeited	(11,582)	(7.77)	(89,992)
Outstanding, March 31, 2026	1,288,541	12.55	$16,166,182	2.6

On March 2, 2026, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $15 million of its common stock. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market, in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws, rules, regulations and other restrictions. As of March 31, 2026, the Company has repurchased 82,877 shares of common stock at an average price of $6.25.

Note 13 — Segment reporting

The Company’s business is organized into two operating segments, which represent the Company’s reportable segments. The Company Drivers segment offers automobile transport and contract services under an asset-based model. The Company’s contract service offering uses Company-owned equipment to service specific customers and provides transportation services primarily through long-term contracts. The Company’s Subhauler segment offers transportation services utilizing an asset-light model focusing on outsourcing transportation of loads to independent contractors and third-party carriers.

The following table summarizes information about our reportable segments:

Three Months Ended March 31, 2026	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$34,083,698	$52,113,256	$86,196,954
Fuel surcharge and other reimbursements	1,990,020	3,674,431	5,664,451
Other Revenue	181,193	923,007	1,104,200
Lease Revenue	-	724,064	724,064
Segment Revenue	$36,254,911	$57,434,758	$93,689,669
Reconciliation of revenue:
Other revenues(2)			-
Total Consolidated			93,689,669
Less:
Salaries, wages and benefits	15,583,664	3,569,681	19,153,345
Fuel and fuel taxes	6,875,998	-	6,875,998
Purchased transportation	-	44,614,009	44,614,009
Truck expenses	7,230,793	-	7,230,793
Depreciation	5,614,648	1,955,609	7,570,257
Other segment items(1)	4,586,344	3,391,290	7,977,634
Segment Operating Profit/(Loss)	$(3,636,536)	$3,904,169	$267,633
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			(7,202,187)
Interest Expense			(1,397,021)
Acquisition Costs			-
Other Income, net			33,827
Income Before Income Taxes			$(8,297,748)

Other Segment Disclosures:
Depreciation and amortization(3)	$5,614,648	$1,955,609	$7,570,257
Intangible amortization(2)			2,414,753
Depreciation and Amortization			$9,985,010

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $1,739,499 in Salaries, wages and benefits, $1,352,082 in Stock Based Compensation, $36,750 in Depreciation and amortization, $2,414,753 in Intangible Amortization, $333,694 in Insurance Premiums and Claims, and $1,325,409 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

Three Months Ended March 31, 2025	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$30,476,339	$57,138,789	$87,615,128
Fuel surcharge and other reimbursements	1,349,583	4,078,257	5,427,840
Other Revenue	848,496	457,249	1,305,745
Lease Revenue	-	857,308	857,308
Segment Revenue	$32,674,418	$62,531,603	$95,206,021
Reconciliation of revenue:
Other revenues(2)			-
Total Consolidated			$95,206,021
Less:
Salaries, wages and benefits	11,958,490	5,676,015	17,634,505
Fuel and fuel taxes	6,065,255	-	6,065,255
Purchased transportation	-	47,208,843	47,208,843
Truck expenses	5,849,846	-	5,849,846
Depreciation	4,726,540	1,752,848	6,479,388
Other segment items(1)	3,626,262	3,858,505	7,484,767
Segment Operating Profit/(Loss)	$448,025	$4,035,392	$4,483,417
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(6,845,923)
Interest Expense			(1,570,920)
Acquisition Costs			(37,102)
Other Income, net			76,222
Income Before Income Taxes			$(3,894,306)

Other Segment Disclosures:
Depreciation and amortization(3)	$4,726,540	$1,752,848	$6,479,388
Intangible amortization(2)			2,415,830
Depreciation and Amortization			$8,895,218

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $1,653,598 in Salaries, wages and benefits, $1,183,009 in Stock Based Compensation, $9,191 in Depreciation and amortization, $2,415,830 in Intangible Amortization, $277,570 in Insurance Premiums and Claims, and $1,306,725 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

Note 14 — Loss per share

Basic loss per share is based upon the weighted average common shares outstanding during each year. Diluted loss per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the three months ended March 31, 2026 and 2025, the Company had outstanding restricted shares of common stock to certain of our employees and directors, under the Company’s restricted stock award plans. The diluted shares include the dilutive effect of restricted stock units based on the treasury stock method.

A reconciliation of the numerator (net loss) and denominator (weighted average number of shares outstanding of the basic loss per share) for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Numerator:
Net Loss	$(6,490,101)	$(3,191,685)

Denominator:
Weighted-Average Number of Shares of Common Stock	27,826,452	27,069,114
Basic Loss per Share	$(0.23)	$(0.12)

The Company excluded 1,293,596 and 1,214,132 of RSUs from the computation of weighted-average number of shares of common stock in computing the diluted loss per share for the periods presented because including them would have had an anti-dilutive effect for the three months ended March 31, 2026 and 2025, respectively.

Note 15 — Commitments and contingencies

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

Former Employee Class Action

In May 2024, a former employee filed a class action lawsuit against Deluxe Auto Carriers, Inc., in Riverside County Superior Court in California. The lawsuit alleges class claims against Deluxe for unpaid minimum and overtime wages, non-compliant meal and rest periods, unreimbursed business expenses, and inaccurate wage statements, among other claims. A class settlement was reached for $400,000, in which Deluxe continues to deny liability. The settlement was approved by the court on February 18, 2026 and payment was made in April 2026. The settlement is included within accrued liabilities on the consolidated balance sheet as of March 31, 2026. We are entitled to indemnification from the sellers of Deluxe for the liability relating to this contingency.

Civil Complaint

In November 2025, a second amended civil complaint was filed in federal court in South Carolina against the Company, its subsidiaries Tribeca Automotive, Inc. (“Tribeca”) and Proficient Services, Inc. (f/k/a PAL Stock Acquiror, Inc.) and an individual working on behalf of Tribeca arising out of a vehicular accident involving one of Tribeca’s vehicles.   In March 2026, the Company agreed in principle to settle the case to avoid the cost, risk and distraction of continued litigation. On May 8, 2026, the settlement was finalized for $3 million. The settlement is included within accrued liabilities on the consolidated balance sheet as of March 31, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Special Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).

Unless otherwise indicated, the terms the “Company,” “we,” “us” and “our” refer to Proficient Auto Logistics, Inc. and its subsidiaries as a whole, after giving effect to the Combinations (as defined below) and recent acquisitions.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assume future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this Quarterly Report and the Annual Report, and elsewhere in this Quarterly Report and the Annual Report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding:

●	the economic conditions in the global markets in which we operate;

●	our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions;

●	our ability to recruit and retain qualified drivers, independent contractors and third-party auto transportation and logistics companies;

●	our expectations regarding the successful implementation of the Combinations and other acquisitions;

●	geopolitical developments and additional changes in international trade policies and relations;

●	the effect of any international conflicts or terrorist activities, including the current conflict in the Middle East, and the conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or us in particular, and what effects these events will have on our costs and the demand for our services;

●	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

●	our ability to compete effectively against current and future competitors;

●	our dependence on the automotive industry, which is directly affected by such external factors as general economic conditions in the United States, Canada and Mexico, trade policies, including tariffs, unemployment rates, fuel price volatility, labor shortages or strikes, consumer confidence, government policies, continuing activities of war, terrorist activities and the availability of affordable new car financing;

●	our ability to maintain our profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes; and our future financial and operating results;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and

●	the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements.

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

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America with an operating fleet with approximately 800 owned assets and employing 698 dedicated employees as of March 31, 2026. From our 57 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers include nearly all of the global auto manufacturing companies who participate in the North American market. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Description of the Combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions, five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and(v) Tribeca (collectively, the “Founding Companies”). On May 13, 2024, the Company completed the IPO of its common stock, and in connection with the closing of the IPO, the Company also completed the acquisitions of all of the Founding Companies (the “Combinations”). Thereafter, on August 16, 2024, the Company acquired Auto Transport Group, LC, (“ATG,” which was converted to a limited liability company after closing), and on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT,” which subsequently converted into Proficient Repair Services LLC),a repair facility located at the ATG headquarters terminal in Ogden, Utah. On April 1, 2025, the Company acquired Brothers Auto Transport, LLC, (“Brothers”), located in Wind Gap, Pennsylvania and on May 27, 2025, the Company acquired PVT Truck &Trailer Repair, LLC, (“PVT”) a repair facility located at the Brothers headquarters. These acquisitions expanded the Company’s geographic presence and services offered. The Combinations and subsequent acquisitions are accounted for as business combinations under ASC 805. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer”.

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

Generally, we receive fuel surcharges on the miles moved for which we are compensated by customers. Fuel surcharges revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price volatility, particularly in times of rapid fuel price increases, due to the lag of the increased price being reflected in fuel surcharges recovery.

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

We monitor key operating metrics including the volume of units delivered, average revenue per unit and adjusted operating ratio, as applicable to the portions of our business that contract on each of these bases.

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

Business Combinations — We account for business combinations using the acquisition method pursuant to ASC 805, Business Combinations. For each acquisition, we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. Valuations of certain assets acquired, including customer relationships, developed technology and trade names involve significant judgment and estimation. We use independent valuation specialists to help determine fair value of certain assets and liabilities. Valuations utilize significant estimates, such as forecasted revenues and profits. Changes in these estimates could significantly impact the value of certain assets and liabilities. ASC 805 establishes a measurement period to provide us with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date. We complete the final fair value determination of the assets acquired and liabilities assumed for each acquired business as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

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

Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. When testing goodwill for impairment, we may first perform a qualitative assessment to determine whether the fair value of a reporting unit is less than its carrying amount. We then complete a quantitative impairment test if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than the carrying value of its assets. If the estimated fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired, and no additional steps are needed. If, however, the fair value of the reporting unit is less than its carrying value, then the amount of the impairment loss is the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

The primary performance indicator in our Company Drivers segment is operating margin (Company Drivers operating revenue, less Company Drivers operating expenses, as a percentage of Company Drivers operating revenue). Operating margin can be impacted by the rates charged to customers, Company Drivers pay, fuel, trucking and maintenance expense.

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

The most significant expense of our Subhaulers segment, which is primarily variable, is the cost of purchased transportation that we pay to independent contractors and third-party carriers and is included in the “Purchased transportation” line item. This expense generally varies directly with the amount of Subhauler revenue, rates paid to independent contractors and third party carriers, and current demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel supporting this segment (which are recorded in the “Salaries, wages and benefits” line item).

The primary performance indicator in our Subhaulers segment is operating margin (Subhauler operating revenue, less Subhauler operating expenses, as a percentage of Subhauler operating revenue). Operating margin can be impacted by the rates charged to customers and the rates paid to third-party carriers.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes that EBITDA and Operating Ratio provide useful information in measuring our operating performance, generating future operating plans and making strategic decisions regarding allocation of capital. Management believes this information presents helpful comparisons of financial performance between periods by excluding the effect of certain non-recurring items.

EBITDA and Operating Ratio do not have a standardized meaning prescribed by GAAP and therefore they may not be comparable to similarly titled measures presented by other companies, and it should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

EBITDA is defined as net income (loss) for the period adjusted for interest expense, income tax benefit and depreciation expense and intangible amortization expense.

Adjusted EBITDA represents net income (loss) plus interest expense, income tax benefit, depreciation expense, intangible amortization expense, and share-based compensation expenses and any non-recurring items that management does not consider indicative of ongoing operating performance.

The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Total operating revenue	$93,689,669	$95,206,021
Net loss	(6,490,101)	(3,191,685)
Add Back:
Interest expense	1,397,021	1,570,920
Income tax benefit	(1,807,647)	(702,621)
Depreciation	7,607,007	6,488,579
Intangible amortization	2,414,753	2,415,830
EBITDA	$3,121,033	$6,581,023
EBITDA Margin	3.3%	6.9%

Add Back:
Stock-based compensation	1,352,082	1,183,009
Adjusted EBITDA	$4,473,115	$7,764,032
Adjusted EBITDA Margin	4.8%	8.2%

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

The following table provides a reconciliation of total operating revenue and operating (loss) income, to operating margin and adjusted operating margin:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Total operating revenue	$93,689,669	$95,206,021
Total operating expenses	100,624,223	97,568,527
Operating (loss) income	(6,934,554)	(2,362,506)
Operating Ratio	107.4%	102.5%

Add Back:
Stock-based compensation	1,352,082	1,183,009
Intangible amortization	2,414,753	2,415,830
Adjusted Total Operating Expenses	$96,857,388	$93,969,688
Adjusted Operating Ratio	103.4%	98.7%

Results of Operations for the three months ended March 31, 2026 and 2025

	Three months ended March 31, 2026	Three months ended March 31, 2025

Operating Revenue
Revenue, before fuel surcharge	$86,196,954	$87,615,128
Fuel surcharge and other reimbursements	5,664,451	5,427,840
Other Revenue	1,104,200	1,305,745
Lease Revenue	724,064	857,308
Total Operating Revenue	93,689,669	95,206,021

Operating Expenses
Salaries, wages and benefits	20,892,844	19,288,103
Stock-based compensation	1,352,082	1,183,009
Fuel and fuel taxes	6,875,998	6,065,255
Purchased transportation	44,614,009	47,208,843
Truck expenses	7,230,793	5,849,846
Depreciation	7,607,007	6,488,579
Intangible amortization	2,414,753	2,415,830
(Gain) Loss on sale of equipment	(10,263)	8,781
Insurance premiums and claims	5,287,345	4,958,679
General, selling, and other operating expenses	4,359,655	4,101,602
Total Operating Expenses	100,624,223	97,568,527
Operating Loss	(6,934,554)	(2,362,506)
Other income and expense
Interest expense	(1,397,021)	(1,570,920)
Acquisition Costs	-	(37,102)
Other income, net	33,827	76,222
Total other expense, net	(1,363,194)	(1,531,800)
Loss before income taxes	(8,297,748)	(3,894,306)
Income tax benefit	(1,807,647)	(702,621)
Net Loss	$(6,490,101)	$(3,191,685)

Operating Revenue - The Company generates revenue from two primary sources: transporting freight for customers, including related fuel surcharge revenue and other reimbursements (Company Drivers), and arranging for the transportation of customer freight by independent contractors and third-party carriers (Subhaulers). Company Drivers revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by the Company’s Company Drivers service offerings to OEMs and the secondary market. Subhaulers revenue before fuel surcharges and other reimbursements is primarily generated through brokering freight to third-party carriers. Fuel surcharges and other reimbursements represent additional revenue the Company earns based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

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

The Company disaggregates revenue from contracts with its customers for Company Drivers and Subhaulers operations between (1) revenue, before fuel surcharges and reimbursements and (2) fuel surcharges and reimbursements. A summary of the Company’s revenue generated by type for the periods indicated is as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Operating Revenue:
Company Drivers	$34,083,698	$30,476,339
Company Drivers fuel surcharge and other reimbursements	1,990,020	1,349,583
Other Revenue	181,193	848,496
Total Company Drivers revenue	36,254,911	32,674,418

Subhaulers	52,113,256	57,138,789
Subhaulers fuel surcharge and other reimbursements	3,674,431	4,078,257
Other Revenue	923,007	457,249
Lease Revenue	724,064	857,308
Total Subhaulers revenue	57,434,758	62,531,603
Total operating revenue	$93,689,669	$95,206,021

During the first quarter of 2026, extended plant shutdowns, weak seasonally adjusted annual rate of automotive sales (“SAAR”), and severe winter weather impacted both new vehicle shipments and dealership operations, particularly in January and February. While volume was up modestly year-over-year, the Brothers acquisition was not included in the 2025 comparable period, and absent the Brothers volume, the core portfolio (and underlying automotive market) was down year-over-year.

In the Company Drivers segment, operating revenues increased by $3.6 million, or 11.0%, to $36.3 million in the first quarter of 2026 compared to $32.7 million in 2025. In the Subhaulers segment, operating revenues decreased by $5.1 million, or 8.2%, to $57.4 million in 2026 compared to $62.5 million in 2025. The change between Company Drivers and Subhauler revenues was driven by the Company utilizing more Company drivers to perform hauls compared to third party carriers during the quarter.

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

Salaries, wages and benefits increased by $1.6 million, or 8.3%, to $20.9 million in the three months ended March 31, 2026 compared to $19.3 million in 2025. The increase in salaries, wages and benefits was largely driven by the acquisition of Brothers on April 1, 2025.

Stock-based compensation— Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy.

Stock-based compensation increased $169,000, or 14.3%, to $1.4 million in the three months ended March 31, 2026 compared to $1.2 million in 2025. The increase in stock-based compensation was driven by new grants awarded during the three months ended March 31, 2026.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by company drivers.

Fuel and fuel taxes increased by $810,000, or 13.1%, to $6.9 million in the three months ended March 31, 2026 compared to $6.1 million in 2025. The increase in fuel and fuel taxes was primarily driven by higher fuel prices.

Purchased transportation — Purchased transportation consists of the payments the Company makes to owner-operators and third-party carriers.

Purchased transportation decreased by $2.6 million, or 5.5%, to $44.6 million in the three months ended March 31, 2026 compared to $47.2 million in 2025. The decrease in purchased transportation was driven by a decrease in Subhauler revenue, partially offset by a higher rate of purchased transportation.

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses increased $1.4 million, or 24.1%, to $7.2 million in the three months ended March 31, 2026 compared to $5.8 million in 2025. The primary increase in truck expenses is due to cold-weather-related equipment maintenance and repairs.

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

Depreciation and amortization and the loss (gain) on sale of equipment increased by $1.1 million, or 16.9%, to $7.6 million in the three months ended March 31, 2026 compared to $6.5 million in 2025. The increase in depreciation and amortization was largely driven by the acquisition on April 1, 2025.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization remained consistent at $2.4 million in the three months ended March 31, 2026 and 2025.

Insurance premiums and claims — Insurance premiums and claims consist primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting the Company’s insurance premiums and claims are the frequency and severity of accidents, trends in the development factors used in the Company’s accruals and developments in large, prior year claims. The number of accidents tends to increase with the miles we travel and severe weather conditions. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period-to-period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect the Company financial condition and results of operations.

Insurance premiums and claims increased by $0.3 million, or 6.0%, to $5.3 million in the three months ended March 31, 2026 compared to $5.0 million in 2025.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating expenses increased by $0.3 million, or 7.3%, to $4.4 million in the three months ended March 31, 2026 compared to $4.1 million in 2025. The increase in general, selling, and other operating expenses was primarily due to the acquisition of Brothers on April 1, 2025.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net decreased by $0.2 million, or 12.5%, to $1.4 million in the three months ended March 31, 2026 compared to $1.6 million in 2025. The decrease was primarily due to the paydown of the line of credit in September of 2025 and payoff of equipment loans over the past twelve months.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio increased by 4.9% to 107.4% in 2026 as compared to 102.5% in 2025. The increase in operating ratio is due to lower revenues during the quarter along with increased fuel cost and truck expenses. We are working to achieve synergies across all operating companies, which should help reduce the operating ratio over time. See “Non-GAAP Financial Measures” section for the Company’s calculation of operating ratio.

Adjusted Operating ratio — Adjusted operating ratio is calculated as total adjusted operating expenses (operating expenses less stock-based compensation and intangible amortization) as a percentage of operating revenue. The Company’s adjusted operating ratio increased by 4.7% to 103.4% in 2026 as compared to 98.7% in 2025. The increase in adjusted operating ratio is due to lower revenues during the quarter along with increased fuel cost and truck expenses. We are working to achieve synergies across all operating companies, which should help reduce the adjusted operating ratio over time. See “Non-GAAP Financial Measures” section for the Company’s calculation of adjusted operating ratio.

EBITDA — EBITDA decreased by $3.5 million, or 53%, to $3.1 million in 2026 compared to $6.6 million in 2025. The decrease was due to lower revenues during the quarter along with increased fuel cost and truck expenses. See “Non-GAAP Financial Measure” section for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, net, income tax benefit, depreciation expense, intangible amortization expense, share-based compensation expenses and any non-recurring items that management does not consider indicative of ongoing operating performance. Adjusted EBITDA decreased by $3.3 million, or 42%, to $4.5 million in 2026 compared to $7.8 million in 2025. The decrease was due to lower revenues during the quarter along with increased fuel cost and truck expenses. See “Non-GAAP Financial Measures” section for the Company’s calculation of Adjusted EBITDA.

Liquidity and Capital Resources

Overview

Our business requires substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on our debt obligations, lease payments and tax payments when we generate taxable income. Recently, we have financed our capital requirements with cash flows from operating activities, direct equipment financing, and proceeds from our IPO. We intend to spend between $10 to $15 million per year on new revenue equipment to maintain our desired average age of the fleet. We plan to finance the purchases through a combination of operating cash flows and direct equipment financing. Additional purchases of revenue equipment in a given year will depend on new business added as well as management’s desire to shift the mix of delivery to have higher volume in the Company Drivers segment, which will require growth in the aggregate fleet.

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

Pinnacle LOC

On November 8, 2024, the Company and certain of its subsidiaries, as borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank, as lender (the “Lender”). The Loan Agreement provides for (i) a delayed draw term loan facility of up to an aggregate principal amount of $25 million (the “Term Loan Facility”) and (ii) a revolving credit facility of up to an aggregate principal amount of $20 million at any time outstanding (the “Revolving Credit Facility”), in each case, subject to the terms of the Loan Agreement. Proceeds of the Term Loan Facility may be used to refinance existing indebtedness of the Company, to finance certain permitted acquisitions and fees and expenses related thereto, and to pay fees and transaction expenses associated with the Loan Agreement. Proceeds of the Revolving Credit Facility may be used for general working capital, to pay the fees and transaction expenses associated with the Loan Agreement, and to pay any of the Company’s obligations thereunder. The loans under the Loan Agreement may be voluntarily prepaid at any time, in whole or in part, without premium or penalty. The maturity date of the Term Loan Facility is April 2031, and the maturity date of the Revolving Credit Facility is November 8, 2029.

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

The Loan Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens on their respective assets, engage in mergers and other fundamental changes, make investments, enter into transactions with affiliates, pay dividends and make other restricted payments, prepay other indebtedness and sell assets, in each case subject to certain exceptions set forth in the Loan Agreement. The Loan Agreement also requires the Company to maintain (i) a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of greater than or equal to 1.25 to 1.00 and (ii) a Funded Debt to Adjusted EBITDA Ratio (as defined in the Loan Agreement) of less than or equal to 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with its debt covenants as of March 31, 2026.

All obligations under the Loan Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its subsidiaries.

Upon closing, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. On April 1, 2025, the Company drew $9.0 million to fund the cash portion of the Brothers Auto Transport, LLC acquisition. On March 31, 2026, the amount outstanding on the term debt facility was approximately $20.8 million and there was no drawn balance on the line of credit.

Cash Flows

For the three months ended March 31, 2026, cash flows from operating activities was $2.0 million, a $350,000 increase compared to the three months ended March 31, 2025. We had a decrease in adjusted operating income of $2.9 million to $3.8 million in the three months ended March 31, 2026 compared to $6.7 million in the prior period, after accounting for non-cash adjustments, which was offset by a decrease in working capital of $3.2 million when comparing period over period.

For the three months ended March 31, 2026, cash flows used in investing activities was $718,000. This decrease of $1.7 million compared to March 31, 2025 is mainly due to fewer new equipment purchases.

For the three months ended March 31, 2026, cash flows used in financing activities was $5.8 million, which was an increase of $2.1 million compared to the three months ended March 31, 2025. This increase was a result of no new borrowings on our line of credit in addition to repurchasing common stock from shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Changes in interest rates affect the amount of interest due on our variable rate debt. As of March 31, 2026, we had variable rate borrowings on the Term Debt of $20.8 million and no advances under our Revolving Line of Credit. We currently use Term SOFR as a reference rate for our variable rate debt, and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.  We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $187,000 over 12 months based on amounts outstanding and interest rates in effect as of April 1, 2026.

Inflation and Fuel Cost

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. Historically, the Company has limited the effects of inflation on its business through increases in freight rates and certain cost controls. The most relevant items impacted by inflation are the cost to insure and maintain the fleet. Significant inflation has been experienced in insurance and claims costs related to health insurance and claims as well as auto liability insurance and claims. Significant price increases in revenue equipment have impacted the cost for the Company to acquire new equipment. The cost increases have also impacted the cost of parts for equipment repairs and maintenance, inclusive of tires. Over the long term, general economic growth and industry supply and demand conditions have allowed increases in rates charged to customers, although these rate increases have significantly lagged the increases in tractor prices and related depreciation expense.

In addition to inflation, significant fluctuations in fuel prices can adversely affect the Company’s operating results and profitability. The Company has attempted to limit the effects of increases in fuel prices through certain cost control efforts and its fuel surcharge program. The Company receives fuel surcharge revenues on all Company Drivers moves. Although the Company historically has been able to recover most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, these arrangements generally do not fully protect the Company from short-term fuel price increases or continued rising price environments like the Company experienced throughout 2023 and 2024, and as has recently occurred with Middle East conflict. These arrangements may also prevent the Company from receiving the full benefit of any fuel price decreases. Additionally, the Company generally does not receive fuel surcharge on empty miles.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

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

Remediation steps have been taken to improve the Company’s internal controls over financial reporting to address the underlying causes, including: completion of systems integration to a common enterprise transportation management and accounting platform, designing and implementing increased controls, increasing oversight and review of technical systems and engaging third-parties to support control design and testing. As of December 31, 2025, all operating companies have been converted to one accounting technology platform, with the repair facilities scheduled for mid-2026. Having all companies operating under one accounting technology platform has allowed the Company to implement improved internal controls related to financial reporting and has given us more oversight over the financial information being generated. We have hired an independent consulting firm to assist with redesigning our internal controls over financial reporting and information technology and anticipate being completed with all remaining remediation steps in 2026.

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

Changes in Internal Control Over Financial Reporting

Except for the enhancements to controls to address the material weakness discussed above, there were no changes to our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties. You should review and consider carefully the risks and uncertainties described in more detail in Item 1A of Part I of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

We did not sell any unregistered equity securities during the three-month period ended March 31, 2026.

On March 2, 2026, the Board of Directors authorized a share repurchase program under which we may repurchase up to $15 million of its common stock. The repurchase program authorizes the purchase of our common stock from time to time in the open market, in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws, rules, regulations and other restrictions.

The following table sets forth our stock repurchases during the three-month period ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2026	—	—	—	—
February 1 – February 28, 2026	—	—	—	—
March 1 – March 31, 2026	82,877	$6.25	82,877	$14,482,019
Total	82,877		82,877

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

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

Proficient Auto Logistics, Inc.

Date: May 14, 2026	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)