Form 10-Q
period 2026-06-30
Proficient Auto Logistics, Inc
filed 2026-08-14
CIK 1998768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 28,052,923 shares of common stock outstanding at August 10, 2026.

i

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$8,130,738	$14,285,745
Accounts receivable, less allowance for credit losses (2026 - $1,159,900; 2025 - $826,740)	53,744,352	42,188,909
Net investment in leases, current portion	81,206	126,730
Maintenance supplies	2,081,732	1,714,238
Assets held for sale	606,572	28,500
Income tax receivable	1,650,993	1,791,544
Prepaid expenses and other current assets	6,757,045	11,261,497
Total current assets	73,052,638	71,397,163
Property and equipment, net of accumulated depreciation and amortization (2026 - $55,772,844; 2025 - $43,500,044)	102,912,089	115,850,061
Operating lease right-of-use assets	11,401,032	12,633,834
Net investment in leases, less current portion	—	21,781
Deposits	5,984,457	6,124,946
Goodwill	148,643,673	148,476,407
Intangible assets, net (2026 - $20,318,613; 2025 - $17,615,109)	117,975,387	122,804,891
Other long-term assets	534,121	668,426
Total Assets	$460,503,397	$477,977,509

Liabilities, and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,336,163	$8,305,255
Accrued liabilities	28,593,388	33,030,001
Finance lease liabilities, current portion	—	8,758
Operating lease liabilities, current portion	2,587,294	2,249,651
Long-term debt, current portion	19,162,469	20,303,077
Total current liabilities	61,679,314	63,896,742

Long-term liabilities:
Line of credit	6,700,000	—
Operating lease liabilities, less current portion	9,366,749	10,689,839
Long-term debt, less current portion	44,582,063	54,026,968
Deferred tax liability, net	32,016,854	34,900,440
Other long-term liabilities	2,973,049	3,073,049
Total Liabilities	157,318,029	166,587,038

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 28,052,923 and 27,834,799 shares issued and outstanding as of June 30, 2026 and December 31, 2025	280,529	278,347
Additional paid in capital	358,358,051	356,179,787
Accumulated deficit	(55,453,212)	(45,067,663)
Treasury stock at cost, 0 shares as of June 30, 2026 and December 31, 2025	—	—
Total Stockholders’ Equity	303,185,368	311,390,471
Total Liabilities and Stockholders’ Equity	$460,503,397	$477,977,509

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30, 2026	Six months ended June 30, 2025	Three months ended June 30, 2026	Three months ended June 30, 2025
Operating revenue
Revenue, before fuel surcharge	$182,212,564	$194,987,487	$96,015,610	$107,372,359
Fuel surcharge and other reimbursements	16,916,037	12,230,095	11,251,586	6,802,255
Other revenue	1,910,732	1,993,867	806,532	688,122
Lease revenue	2,050,121	1,541,158	1,326,057	683,850
Total operating revenue	203,089,454	210,752,607	109,399,785	115,546,586

Operating Expenses
Salaries, wages and benefits	42,970,439	41,744,796	22,077,595	22,456,693
Stock-based compensation	2,698,330	2,404,506	1,346,248	1,221,497
Fuel and fuel taxes	15,813,808	12,845,111	8,937,810	6,779,856
Purchased transportation	97,598,053	106,156,861	52,984,044	58,948,018
Truck expenses	14,255,346	12,288,270	7,024,553	6,438,424
Depreciation	14,778,246	14,135,559	7,171,239	7,646,980
Intangible amortization	4,829,504	4,870,471	2,414,751	2,454,641
Loss (gain) on sale of equipment	41,047	(226,314)	51,310	(235,095)
Insurance premiums and claims	11,378,951	10,341,191	6,091,606	5,382,512
General, selling, and other operating expenses	8,895,315	8,429,304	4,535,660	4,327,702
Total Operating Expenses	213,259,039	212,989,755	112,634,816	115,421,228
Operating (loss) income	(10,169,585)	(2,237,148)	(3,235,031)	125,358
Other income and expense
Interest expense	(2,829,067)	(3,408,796)	(1,432,046)	(1,837,876)
Acquisition costs	(23,736)	(311,807)	(23,736)	(274,705)
Other income, net	14,738	181,291	(19,089)	105,069
Total other expense, net	(2,838,065)	(3,539,312)	(1,474,871)	(2,007,512)
Loss before income taxes	(13,007,650)	(5,776,460)	(4,709,902)	(1,882,154)
Income tax (benefit) expense	(2,622,101)	(1,027,942)	(814,454)	(325,321)
Net loss	$(10,385,549)	$(4,748,518)	$(3,895,448)	$(1,556,833)

Loss Per Share
Basic & Diluted	$(0.37)	$(0.17)	$(0.14)	$(0.06)

Weighted Average Shares
Basic & Diluted	27,876,507	27,341,813	27,926,011	27,611,515

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	27,069,114	$270,691	$346,756,929	$(9,048,097)	$337,979,523
Stock-based compensation	—	—	1,183,009	—	1,183,009
Net loss	—	—	—	(3,191,685)	(3,191,685)
Balance, March 31, 2025	27,069,114	$270,691	$347,939,938	$(12,239,782)	$335,970,847
Business combination	395,322	3,953	3,810,911	—	3,814,864
Stock-based compensation	274,549	2,745	1,218,752	—	1,221,497
Other	—	—	77,932	—	77,932
Net loss	—	—	—	(1,556,833)	(1,556,833)
Balance, June 30, 2025	27,738,985	$277,389	$353,047,533	$(13,796,615)	$339,528,307

	Common Stock		Additional Paid in	Accumulated	Treasury	Total
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance, December 31, 2025	27,834,799	$278,347	$356,179,787	$(45,067,663)	$—	$311,390,471
Stock-based compensation	18,152	182	1,351,900	—	—	1,352,082
Net loss	—	—	—	(6,490,101)	—	(6,490,101)
Repurchase of Shares	—	—	—	—	(517,884)	(517,884)
Balance, March 31, 2026	27,852,951	$278,529	$357,531,687	$(51,557,764)	$(517,884)	$305,734,568
Issuance of restricted shares	199,972	—	—	—	—	—
Stock-based compensation	—	2,000	826,364	—	517,884	1,346,248
Net loss	—	—	—	(3,895,448)	—	(3,895,448)
Repurchase of Shares	—	—	—	—	—	—
Balance, June 30, 2026	28,052,923	$280,529	$358,358,051	$(55,453,212)	—	$303,185,368

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash flows from operating activities:
Net loss	$(10,385,549)	$(4,748,518)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Stock-based compensation	2,698,330	2,404,506
Provision for credit losses	359,339	210,232
Depreciation and amortization expense	19,607,750	19,006,030
Loss (Gain) on sale of equipment	41,047	(226,314)
Interest income	(5,552)	(20,554)
Amortization of debt issuance costs	30,470	37,885
Deferred income tax benefit	(2,883,586)	(2,606,072)
Operating lease expense	1,503,964	1,261,610

Change in operating assets and liabilities:
Accounts receivable	(11,934,583)	(8,081,338)
Net investment in leases	72,857	136,315
Maintenance supplies	(367,494)	(38,799)
Income tax receivable	140,551	1,001,176
Prepaid expenses and other assets	4,638,761	2,859,066
Deposits	122,989	(145,530)
Accounts payable	2,883,442	896,139
Accrued liabilities	(4,536,613)	2,405,414
Income tax payable	—	42,470
Operating lease liabilities	(1,256,609)	(1,175,333)
Net cash flows provided by operating activities	729,514	13,218,385

Cash flows from investing activities:
Proceeds from sale of equipment	176,664	918,217
Purchases of property and equipment	(2,618,558)	(2,960,892)
Business combinations, net of cash acquired	—	(9,064,475)
Net cash flows used in investing activities	(2,441,894)	(11,107,150)

Cash flows from financing activities:
Proceeds from line of credit	7,500,000	3,000,000
Proceeds from long-term debt	—	9,000,000
Repayments of line of credit	(800,000)	(5,000,000)
Repayments of long-term debt	(10,415,985)	(10,820,444)
Repayments of finance lease obligations	(8,758)	(43,253)
Payment of financing fees	(200,000)	—
Repurchase of common stock	(517,884)	—
Net cash flows used in financing activities	(4,442,627)	(3,863,697)
Net change in cash	(6,155,007)	(1,752,462)
Cash and cash equivalents, beginning of period	14,285,745	15,398,714
Cash and cash equivalents, end of period	$8,130,738	$13,646,252

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,783,873	$3,331,751
Cash paid for taxes	$337,810	$493,617

Noncash investing and financing activity:
Equipment financed through long-term debt	$—	$5,178,593
Earn-out liability	$—	$100,000
Issuance of shares for business combinations	$—	$3,814,864

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

PROFICIENT AUTO LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of operations

AH Acquisition Corp. was formed on June 13, 2023, pursuant to the laws of the State of Delaware to become a holding company for the consolidation of several operating companies within the automobile transportation industry. Subsequently, on October 17, 2023, AH Acquisition Corp. legally changed its name to Proficient Auto Logistics, Inc. (“Proficient,” the “Company,” or “we”).

Proficient is an industry leading specialized freight company focused on providing auto transportation and logistics services. The Company offers a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry, or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage, and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers range from large, global auto companies, to electric vehicle producers. Additional customers include auto dealers, auto auctions, rental car companies, and auto leasing companies. Proficient operates an asset-based Company Drivers service (“Company Drivers”) on behalf of the manufacturers. In addition, Proficient serves OEMs and other customers through independent contractors and third-party carriers under an asset-light freight model (“Subhaulers”).

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

Accounts Receivable — Accounts receivable represents customer obligations due under normal trade terms. The Company establishes an allowance for credit losses based on historical experience and any known trends or uncertainties related to customer billing and account collectability. The Company reviews the adequacy of its allowance for credit losses on a quarterly basis. Uncollectible accounts are written off when deemed uncollectible, and accounts receivable are presented net of an allowance for credit losses. Based on the information available, the Company recorded an allowance for credit losses of approximately $1,159,900 and $826,740 at June 30, 2026 and December 31, 2025, respectively. Actual write-offs could differ from management’s estimate.

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

Revenue Recognition - The Company recognizes revenue over time as control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The delivery of the shipment and completion of the performance obligation allows for the collection of payment between 30 to 60 days after the delivery date of the shipment for the majority of our customers.

The Company's operations are consistent with those in the trucking industry where freight can be hauled twenty-four hours a day and seven days a week, subject to hours of service rules. Approximately 94% of the loads are less than 500 miles in length of haul. Each individual shipment accepted by the Company is considered a separate contract with the performance obligation being the delivery of the freight. Our average length of haul for each load of freight generally equals less than two days of continuous transit time. The Company has therefore applied the practical expedient and has not disclosed the amount of remaining unsatisfied performance obligations. The Company estimates revenue for loads based on transit time, as the customer simultaneously receives and consumes the benefit provided. The Company hauls freight and earns revenue on a consistent basis throughout the periods presented.

Stock-Based Compensation — Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) have been granted to eligible employees and independent board members of the Company. Recipients are required to remain employed for the necessary service period, and in the case of the PSUs, achieve specified performance conditions established by the Company. The Company has recorded compensation expense within stock-based compensation in the consolidated statement of operations. In accounting for stock-based compensation awards, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Compensation expense for time-vesting awards is recognized ratably using the straight-line attribution method over the vesting period, which is considered to be the requisite service period. Compensation expense for PSUs is recognized over the required service period based on management’s assessment of the probability of achieving the applicable performance conditions. The estimated fair value of the RSUs and PSUs was determined using the fair value of the Company’s common stock on the grant date.

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

As of June 30, 2026 and December 31, 2025, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rates on borrowings under long-term debt and finance lease obligations approximate the interest rates that would currently be available to the Company under similar terms, and as such, carrying value approximates fair value. Certain assets, including goodwill, intangible assets and other long-lived assets, are also subject to measurement at fair value on a nonrecurring basis (1) when they are acquired during a business combination as discussed in Note 3, and (2) if they are deemed to be impaired as a result of an impairment review.

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

Based on the unique nature of the Company's operating structure, certain revenue-generating assets are interchangeable between segments. Additionally, the Company's CODMs do not review assets or liabilities by segment to make operating decisions. The Company allocates depreciation and amortization expense of its property and equipment to the segments based on the utilization of the asset by the segment during the period.

Accounting Pronouncements Not Yet Adopted

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

Note 3 — Business combinations

Acquisition of the Founding Companies

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions five operating businesses and their respective affiliated entities to form the Company, as applicable: (i) Delta Automotive Services, Inc. (which converted to Delta Automotive Services, LLC in an F-reorganization on April 29, 2024), doing business as Delta Auto Transport (“Delta”), (ii) Deluxe Auto Carriers, Inc. (“Deluxe”), (iii) Sierra Mountain Group, Inc. (“Sierra”), (iv) Proficient Auto Transport, Inc. (“Proficient Transport”), and (v) Tribeca Automotive Inc. (“Tribeca” and, together with Delta, Deluxe, Sierra, and Proficient Transport, the “Founding Companies”). The closing of the acquisitions occurred concurrently with the closing of the Company’s IPO of its common stock on May 13, 2024. Each of Deluxe, Sierra, Proficient Transport and Tribeca converted into a limited liability company on December 31, 2025.

The various agreements to acquire the Founding Companies are briefly described below:

●	The Company entered into a Membership Interest Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Delta for cash and shares of common stock. Delta’s main business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Deluxe for cash, shares of common stock and contingent consideration in the form of an earn-out provision. The earn-out provision that provided that the Company would make earn-out payments, fifty percent (50%) in cash and fifty percent (50%) in shares of common stock, to Deluxe under certain terms and conditions related to Deluxe’s EBITDA for the period commencing on January 1, 2024 and ending on December 31, 2024. No earnout payment was ultimately due under this agreement. Deluxe’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the West Coast and South of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Proficient Transport for cash and shares of common stock. Proficient Transport’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the South, Southeast and East Coast of the United States.

●	The Company entered into a Stock Purchase Agreement and a Merger Agreement to acquire all of the outstanding equity of Sierra for cash and shares of common stock. Sierra’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the West Coast and the Midwest of the United States.

●	The Company entered into a Stock Purchase Agreement and a Contribution Agreement to acquire all of the outstanding equity of Tribeca for cash and shares of common stock. Tribeca’s primary business is transporting vehicles for automobile manufacturers to their dealers from the manufacturing site, marine port or rail hub, but it also derives a non-insignificant portion of its revenue from delivering used cars from and to auction companies, leasing companies, automobile dealers, manufacturers and individuals, primarily in the East Coast and Southeast of the United States.

The acquisitions were accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc. was the accounting acquirer. The tables below present the consideration transferred and liabilities assumed from the acquisition of the Founding Companies based on the respective fair values as of May 13, 2024.

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

Total Acquisition Date Amounts Recognized as of May 12, 2025

	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Purchase consideration
Cash consideration paid	$31,580,792	$35,597,237	$82,185,183	$17,442,396	$10,685,499	$177,491,107
Stock consideration issued	32,888,947	20,907,990	26,575,928	13,949,040	9,000,055	103,321,960
Contingent consideration – earn-out	—	3,095,114	—	—	—	3,095,114
Total purchase price	$64,469,739	$59,600,341	$108,761,111	$31,391,436	$19,685,554	$283,908,181

Allocation of purchase price
Fair value of net assets acquired	$36,911,739	$25,470,641	$50,428,659	$20,321,662	$9,255,115	$142,387,816
Goodwill	$27,558,000	$34,129,700	$58,332,452	$11,069,774	$10,430,439	$141,520,365

The Company recognized intangible assets as follows:

	Useful Life	Delta	Deluxe	Proficient Transport	Sierra	Tribeca	Total
Customer relationships	15 years	$34,200,000	$16,700,000	$32,600,000	$16,800,000	$2,200,000	$102,500,000
Trade names	10 years	1,800,000	2,600,000	4,300,000	2,400,000	1,300,000	12,400,000
Total		$36,000,000	$19,300,000	$36,900,000	$19,200,000	$3,500,000	$114,900,000

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

On August 8, 2024, PAL Stock Acquiror, Inc. and PAL Merger Sub, LLC, subsidiaries of the Company, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Auto Transport Group, LC, (“ATG,” which was converted to a limited liability company after closing) pursuant to which the Company acquired all of the outstanding equity of ATG to expand the Company’s geographic presence and services offered (which was converted to a limited liability company after closing). ATG provides vehicle transportation and shipping services in the Mountain Western region. The transaction closed on August 15, 2024. The acquisition was accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. Proficient Auto Logistics, Inc. was the accounting acquirer, and the Company elected to apply pushdown accounting. The table below presents the consideration transferred and the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of ATG based on the respective fair values as of December 31, 2024 as well as the measurement period adjustments recorded as of August 16, 2025:

	December 31, 2024	Adjustment	August 16, 2025
Purchase consideration
Cash consideration paid	$28,938,295	(500,000)	$28,438,295
Stock consideration issued	20,542,136	—	20,542,136
Total purchase price	$49,480,431	(500,000)	$48,980,431

Allocation of purchase price
Fair value of net assets acquired	$24,886,502	218,438	$25,104,940
Goodwill	$24,593,929	(718,438)	$23,875,491

The Company recognized intangible assets as follows:

	Useful Life	Auto Transport Group
Customer relationships	15 years	$22,200,000
Trade names	10 years	1,100,000
Total		$23,300,000

The acquisition of ATG resulted in $23.9 million of goodwill, consisting largely of the expected synergies from combining operations, as well as the value of the workforce. In this asset acquisition, no portion of the total goodwill reported will be tax deductible. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. At December 31, 2025, the value of ATG acquisition is complete. Any subsequent adjustments will now be recorded to earnings.

Utah Truck & Trailer Acquisition

On November 1, 2024, PAL Stock Acquiror, Inc. purchased Utah Truck & Trailer Repair, LLC, (“UTT”), a repair facility located at the ATG headquarters terminal in Ogden, Utah. In February 2025, UTT was renamed to Proficient Repairs Services, LLC. The Company purchased UTT for $4,515,004 in an all-cash transaction to expand the Company’s ability to maintain its revenue generating fleet in the Western region of the country. In connection with this acquisition, the Company recognized $155,458 in net tangible assets and $4,359,546 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition, the Company expects all of the goodwill reported will be tax deductible. At December 31, 2025, the value of UTT acquisition is complete. Any subsequent adjustments will now be recorded to earnings.

Brothers Auto Transport Acquisition

On April 1, 2025, PAL Stock Acquiror, Inc. purchased all the outstanding equity of Brothers Auto Transport, LLC, (“Brothers”), which provides vehicle transportation and shipping services in the Northeast and MidAtlantic regions of the country. Brothers was purchased for $12,448,011, a combination of cash and stock. In connection with this acquisition, the Company recognized $6,507,610 in net tangible assets which includes $6,338,899 in equipment notes, and $2,220,000 in intangible assets and $3,720,401 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this acquisition, the Company expects all of the goodwill reported will be tax deductible. At June 30, 2026, the value of Brothers acquisition is complete. Any subsequent adjustments will now be recorded to earnings.

PVT Truck and Trailer Acquisition

On May 27, 2025, Proficient Repairs Services, LLC purchased PVT Truck & Trailer Repair, LLC, (“PVT”), a repair facility located at the Brothers headquarters terminal in Wind Gap, Pennsylvania. The Company purchased PVT for $1,032,995 in an all-cash transaction to expand the Company’s ability to maintain its revenue generating fleet in the Northeast and MidAtlantic regions of the country. In connection with this acquisition, the Company recognized $310,129 in net tangible assets and $722,866 in goodwill consisting largely of the expected synergies from combining operations as well as the value of the workforce. As a result of this asset acquisition, the Company expects all of the goodwill reported will be tax deductible. At June 30, 2026, the value of PVT acquisition is complete. Any subsequent adjustments will now be recorded to earnings.

Note 4 — Goodwill

Goodwill is evaluated for impairment annually as of November 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

As of November 30, 2025, the Company completed a quantitative impairment analysis for goodwill related to its Company Drivers and Subhauler reporting units during its annual assessment. Based on this analysis, the Company recognized goodwill impairment of $25.6 million within its Subhauler reporting unit, reflected in Goodwill & Intangibles Impairment within the consolidated statements of operations. Downward revisions to forecasts in the analysis were the primary reason for the impairment charge. As of November 30, 2025, the Company believes the carrying value of the Subhauler reporting unit approximates its fair value. As of November 30, 2025, the carrying value of goodwill within the Subhauler reporting unit was $57.8 million.

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

The determination of the fair value of the reporting unit requires the Company to make significant estimates and assumptions related to the business and financial performance of the Company’s reporting units. These estimates and assumptions primarily include but are not limited to, the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industry in which the Company competes, discount rates, terminal growth rates, forecasts of revenue, operating income, depreciation, amortization, working capital requirements and capital expenditures. Future increases in discount rates or deterioration in the observable prices for guideline companies could result in further goodwill impairment in subsequent periods.

The changes in the carrying amount of goodwill and allocation to reportable segment are as follows:

	Company Drivers	Subhaulers	Consolidated
Balance – December 31, 2024	$87,434,455	$81,622,220	$169,056,675
Additions	3,391,969	884,032	4,276,001
Adjustments	(121,280)	820,011	698,731
Impairment	-	(25,555,000)	(25,555,000)
Balance – December 31, 2025	$90,705,144	$57,771,263	$148,476,407
Adjustments	142,176	25,090	167,266
Balance – June 30, 2026	$90,847,320	$57,796,353	$148,643,673

Note 5 — Intangible assets, net

	Six months ended June 30, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$124,577,000	$(17,439,905)	$107,137,095
Trade names	13,717,000	(2,878,708)	10,838,292
Total	$138,294,000	$(20,318,613)	$117,975,387

	December 31, 2025
	Gross carrying amount	Accumulated amortization and impairment	Net carrying amount
Customer relationships	$126,703,000	$(15,422,261)	$111,280,739
Trade names	13,717,000	(2,192,848)	11,524,152
Total	$140,420,000	$(17,615,109)	$122,804,891

The Company recorded amortization expenses related to Customer relationships of $4,143,644, $2,071,826, $4,190,050, and $2,111,720 in the condensed consolidated statements of operations for the six and three months ended June 30, 2026 and 2025, respectively.

The Company recorded amortization expenses related to Trade names of $685,860, $342,925, $680,421, and $342,921 in the condensed consolidated statements of operations for the six and three months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the expected amortization expense associated with the Company’s identifiable intangible assets with estimable useful lives over the next five years was as follows:

2026	$4,829,504
2027	9,658,998
2028	9,658,998
2029	9,658,998
2030	9,658,998
Thereafter	74,509,891
Total	$117,975,387

As of June 30, 2026, the weighted average amortization period for all intangible assets was 12.5 years, with 12.9 years for Customer relationships and 7.9 years for Trade names.

Note 6 — Property and equipment

Property and equipment, at cost, consist of the following as of:

	June 30, 2026	December 31, 2025
Land	$2,220,000	$2,220,000
Buildings and improvements	1,599,691	1,715,459
Furniture and equipment	304,535	306,705
Machinery and equipment	1,201,048	1,176,430
Software and computer equipment	1,215,332	1,156,458
Transportation equipment	152,144,327	152,775,053
	158,684,933	159,350,105
Less accumulated amortization and depreciation	(55,772,844)	(43,500,044)
Property and equipment, net	$102,912,089	$115,850,061

The Company recorded depreciation expense of $14,778,246, $7,171,240, $14,135,559, and $7,646,980 in the condensed consolidated statements of operations for the six and three months ended June 30, 2026 and 2025, respectively.

The Company recorded gain (loss) on the disposal of equipment of ($41,047), ($51,310), $226,314, and $235,095 in the condensed consolidated statements of operations for the six and three months ended June 30, 2026 and 2025, respectively.

Note 7 — Accrued liabilities

Accrued liabilities consist of the following as of:

	June 30, 2026	December 31, 2025
Deferred leased to purchase payments	$9,402,792	$8,497,950
Claims, insurance and litigation reserves	7,460,774	10,758,083
Salaries, wages and benefits	4,889,442	3,779,342
Owner operator deposits	2,342,810	2,504,336
Accrued purchased transportation	1,983,092	3,351,017
Escrow payments	994,013	994,012
Other accrued expenses	1,520,465	3,145,261
Accrued liabilities	$28,593,388	$33,030,001

Note 8 — Income taxes

The effective tax rates for the six and three months ended June 30, 2026 and June 30, 2025 were 20.2%, 17.8%, 17.9% and 17.3%, respectively. The effective rates differ from the statutory rates primarily due to state tax adjustments, state minimum taxes, and permanent differences such as disallowed stock-based compensation.

The Company has no uncertain tax positions.

Note 9 — Line of credit

On November 8, 2024, Proficient entered into a credit facility with a commercial bank that includes up to $25 million in term debt and up to another $20 million in a revolving line of credit with a maturity date of November 8, 2029. The term debt portion bears interest at the Secured Overnight Financing Rate (“SOFR”), plus 2.50%, with interest only payments for the first six months and the balance at the end of six months with principal amortizing over the ensuing five years with 60 monthly payments. Drawn balances from the revolving line of credit bear interest at SOFR, plus 2.20%, with all principal and interest to be repaid at the end of five years. The amount available to be drawn from the line of credit at any point in time is based on a percentage of consolidated accounts receivable and inventory reported by Proficient and its subsidiaries subject to certain conditions, including limitations on the aging of invoices over 90 days, and maximum customer concentration. The amount available to be drawn under the line of credit was $13.3 million on June 30, 2026. The term debt includes financial covenants that include maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA). As of June 30, 2026, Proficient was in compliance with its debt covenants. Collateral for the facility includes Accounts Receivable balances owed to the Company and truck maintenance inventory. Upon closing of the credit facility, the Company drew $16.0 million from the available term debt, a portion of which was used to repay and terminate the Proficient Transport line of credit. In April 2025, the Company drew an additional $9 million from the available term debt to fund the cash portion of the acquisition of Brothers. At June 30, 2026, the outstanding borrowings under the revolving line of credit were $6.7 million and the outstanding principal balance of the term debt was $19.5 million.

Note 10 — Long-term debt

	June 30, 2026	December 31, 2025
Equipment and vehicle notes payable to financial institutions, requiring monthly principal and interest payments totaling $1,493,284. The notes bear interest ranging from 3.85% to 10.77%, mature between August 2026 and November 2031, and are secured by the Company’s transportation equipment and vehicles	$44,671,109	$52,595,562

Term Debt to Pinnacle Bank, requiring principal payments of $415,255 per month commencing June 2025. The notes bear interest at SOFR (Currently 3.62%) +2.5% margin per month and mature April 2031(1)	19,520,002	22,011,534
	64,191,111	74,607,096
Less: unamortized debt issuance costs	(446,579)	(277,051)
Less: current maturities	(19,162,469)	(20,303,077)
Total long-term debt	$44,582,063	$54,026,968

(1)	The Term Loan and Line of Credit includes financial covenants comprised of maximum leverage (debt / adjusted EBITDA) and debt service coverage ratio (total principal and interest / adjusted EBITDA), both measured quarterly.

Future maturities of long-term debt are as follows:

For the quarter ending June 30:
2026	$9,797,756
2027	18,253,092
2028	16,329,476
2029	13,691,967
2030 and thereafter	6,118,820
Total	$64,191,111

The Company capitalized debt issuance costs of $200,000 during the six and three month periods ended June 30, 2026. No debt issuance costs were capitalized during the corresponding periods ended June 30, 2025.

The Company recorded amortization expense related to debt issuance costs of $30,470 and $37,885 in the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively, and $15,235 and $18,971 for the three months ended June 30, 2026 and 2025, respectively.

Note 11 — Leases

Lessee — The following table presents certain information related to lease costs for finance and operating leases as of:

	Six months ended June 30, 2026	Three months ended June 30, 2026	Six months ended June 30, 2025	Three months ended June 30, 2025
Operating lease cost	$1,660,400	$828,486	$1,364,902	$695,410
Finance lease costs:
Amortization of finance lease assets	5,707	—	34,341	17,170
Interest on lease liabilities	84	—	4,815	2,083
Short-term lease costs	615,792	443,759	600,582	340,198
Total lease costs	$2,281,983	$1,272,245	$2,004,640	$1,054,861

As of June 30, 2026 and 2025, the weighted-average discount rate for operating leases was 6.96% and 6.88%, respectively and the weighted-average remaining lease term was 7.9 and 7.3 years, respectively.

The Company's finance leases matured during the quarter ended March 31, 2026. Accordingly, as of June 30, 2026, no finance lease liabilities remained outstanding. As of June 30, 2025, the weighted-average discount rate for finance leases was 12.08%, and the weighted-average remaining lease term was 0.5 years.

As of June 30, 2026, future maturities of the lease liabilities were as follows:

Operating leases
For the quarter ending June 30:
2026	$1,650,234
2027	3,363,935
2028	2,818,443
2029	1,825,588
2030	1,313,705
Thereafter	3,270,171
Total undiscounted cash flows	14,242,076
Less: present value factor	2,288,033
Total lease liabilities	11,954,043
Less: current portion	(2,587,294)
Total long-term lease liabilities	$9,366,749

Lessor — The Company leases various types of transportation-related equipment to independent third-parties under lease contracts which are generally for a term of one to eight years and contain an option for the lessee to return or purchase the equipment. Depending on the lease agreement, the Company has recorded these as either sales-type leases or operating leases. The Company assesses a third-party’s ability to pay based on the financial capacity and intention to pay, considering all relevant facts and circumstances, including past experiences with that third-party or similar third-parties. For those leases classified as sales-type leases where collectability of lease payments is not probable at lease commencement, the Company does not derecognize the underlying asset, and the payments received for these leases are recorded as deposit liabilities. Deposit liabilities of $9,402,792 and $8,497,950 were reported in accrued liabilities on the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively. The determination of collectability is an ongoing assessment, at the time that collectability is determined probable, including in instances where a lease is terminated where collectability is determined probable, the liability and assets will be derecognized with a corresponding earnings recognition.

Lease receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method. Lease receivables of $81,206 and $148,511 are reported as net investment in leases on the condensed consolidated balance sheet as of June 30, 2026, and December 31, 2025, respectively.

For the six and three months ended June 30, 2026 and 2025, the Company recorded sales-type lease revenue of $1,484,914, $1,021,361, $1,146,783 and $456,521, respectively, within operating revenue on the condensed consolidated statement of operations.

For the six and three months ended June 30, 2026 and 2025, the Company recorded interest income of $5,519, $2,180, $20,554 and $8,158, respectively, within interest expense, net on the condensed consolidated statements of operations.

As of June 30, 2026, future minimum lease payments expected to be collected were as follows:

For the quarter ending June 30:
2026	$61,945
2027	22,240
Total undiscounted cash payments	84,185
Less: present value factor	(2,979)
Total net investment in lease	81,206
Less: current portion	(81,206)
Total net investment in lease, less current portion	$—

Note 12 — Stock-based compensation

In May 2024, the Company adopted its 2024 Long-Term Incentive Plan (“the 2024 Plan”). The 2024 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock unit awards and other forms of stock awards to employees and directors, including employees of our affiliates. After taking into account restricted and performance stock units granted in connection with the IPO in concurrent business combinations (Note 3), the maximum number of shares of our common stock that may be issued under our 2024 Plan is 3,260,000 shares.

The awards under the 2024 Plan vest over periods ranging between one (1) and five (5) years after the grant date. Certain awards granted are subject to both service-based and performance-based vesting conditions. The Company uses straight line vesting to record compensation expense. All awards granted are settled in common stock.

If an employee terminates employment with the Company prior to awards vesting, the unvested awards are forfeited and the historical compensation expense is reversed in the period of termination, unless the employee terminates without cause then a pro-rata portion of the then-unvested awards will vest immediately.

Shares subject to stock awards granted under the 2024 Plan that expire or terminate do not reduce the number of shares available for issuance under the 2024 Plan. Additionally, shares become available for future grants under the 2024 Plan if they were stock awards issued under the 2024 Plan and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award. As of June 30, 2026, there were 578,834 remaining shares available to be issued under the 2024 Plan.

Restricted Stock Units and Performance Stock Units

In February 2026, the Company granted PSUs to certain employees. The Company granted 210,604 PSUs, which are subject to both continued service and the achievement of specified performance conditions, which are based equally on pretax income and adjusted operating ratio over the performance period. The awards are earned based on the level of achievement of the applicable performance targets during the performance period, with payouts ranging from 0% to 200% of the target number of PSUs. The number of shares ultimately earned will depend on the achievement of the applicable performance targets over the performance period. The grant-date fair value of the PSUs was determined based on the closing price of the Company's common stock on the grant date. Compensation expense associated with the PSUs is recognized over the requisite service period based on management's assessment of the probability of achieving the applicable performance conditions, with adjustments recorded in the period management's assessment changes.

Total compensation expense related to restricted and performance stock awards was $2,698,330, $1,346,248, $2,404,506 and $1,221,497 for the six and three month period ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and 2025, there was a total of $11,297,045 and $14,257,920 of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next three and four years, respectively. The fair value of restricted stock awards is currently valued at the closing price of the Company’s common stock on the day preceding a grant.

A summary of all restricted and performance stock units outstanding as of June 30, 2026, and activity during the six month period ended June 30, 2026, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding, December 31, 2025	967,225	$14.47	$13,994,016	2.7
Granted	423,115	7.13	3,016,253
Vested	(301,001)	(13.52)	(4,069,957)
Canceled/Forfeited	(30,172)	(8.24)	(248,467)
Outstanding, June 30, 2026	1,059,167	$11.98	$12,691,845	2.4

On March 2, 2026, the Company announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $15 million of its common stock. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market, in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws, rules, regulations and other restrictions. In March 2026, the Company repurchased 82,877 shares of common stock at an average price of $6.25. The repurchased shares were subsequently reissued in May 2026. Accordingly, the Company held no treasury stock as of June 30, 2026.

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

The following table summarizes information about our reportable segments:

Six Months Ended June 30, 2026	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$70,774,051	$111,438,513	$182,212,564
Fuel surcharge and other reimbursements	6,033,770	10,882,267	16,916,037
Other Revenue	460,941	1,449,791	1,910,732
Lease Revenue	—	2,050,121	2,050,121
Segment Revenue	$77,268,762	$125,820,692	$203,089,454
Reconciliation of revenue:
Other revenues(2)			—
Total Consolidated			203,089,454
Less:
Salaries, wages and benefits	33,106,261	6,284,844	39,391,105
Fuel and fuel taxes	15,813,808	—	15,813,808
Purchased transportation	—	97,598,053	97,598,053
Truck expenses	14,255,346	—	14,255,346
Depreciation	10,889,687	3,814,267	14,703,954
Other segment items(1)	9,733,045	7,243,615	16,976,660
Segment Operating Profit/(Loss)	$(6,083,465)	$10,433,993	$4,350,528
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			(14,520,113)
Interest Expense			(2,829,067)
Acquisition Costs			(23,736)
Other Income, net			14,738
Income Before Income Taxes			$(13,007,650)

Other Segment Disclosures:
Depreciation and amortization(3)	$10,889,687	$3,814,267	$14,703,954
Intangible amortization(2)			4,829,504
Depreciation and Amortization			$19,533,458

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $3,579,334 in Salaries, wages and benefits, $2,698,330 in Stock Based Compensation, $74,292 in Depreciation and amortization, $4,829,504 in Intangible Amortization, $641,347 in Insurance Premiums and Claims, and $2,697,306 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

Three Months Ended June 30, 2026	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$36,690,353	$59,325,257	$96,015,610
Fuel surcharge and other reimbursements	4,043,750	7,207,836	11,251,586
Other Revenue	279,748	526,784	806,532
Lease Revenue	—	1,326,057	1,326,057
Segment Revenue	$41,013,851	$68,385,934	$109,399,785
Reconciliation of revenue:
Other revenues(2)			—
Total Consolidated			109,399,785
Less:
Salaries, wages and benefits	17,522,597	2,715,163	20,237,760
Fuel and fuel taxes	8,937,810	—	8,937,810
Purchased transportation	—	52,984,044	52,984,044
Truck expenses	7,024,553	—	7,024,553
Depreciation	5,275,039	1,858,658	7,133,697
Other segment items(1)	5,146,701	3,852,325	8,999,026
Segment Operating Profit/(Loss)	$(2,446,929)	$6,529,824	$4,082,895
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			(7,317,926)
Interest Expense			(1,432,046)
Acquisition Costs			(23,736)
Other Income, net			(19,089)
Income Before Income Taxes			(4,709,902)

Other Segment Disclosures:
Depreciation and amortization(3)	$5,275,039	1,858,658	7,133,697
Intangible amortization(2)			2,414,751
Depreciation and Amortization			9,548,448

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $1,839,835 in Salaries, wages and benefits, $1,346,248 in Stock Based Compensation, $37,542 in Depreciation and amortization, $2,414,751 in Intangible Amortization, $307,653 in Insurance Premiums and Claims, and $1,371,897 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment items captions.

Six Months Ended June 30, 2025	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$69,095,538	$125,891,949	$194,987,487
Fuel surcharge and other reimbursements	4,070,760	8,159,335	12,230,095
Other Revenue	961,188	1,032,679	1,993,867
Lease Revenue	—	1,541,158	1,541,158
Segment Revenue	$74,127,486	$136,625,121	$210,752,607
Total consolidated			$210,752,607
Less:
Salaries, wages and benefits	28,621,437	10,379,429	39,000,866
Fuel and fuel taxes	12,845,111	—	12,845,111
Purchased transportation	—	106,156,861	106,156,861
Truck expenses	12,288,270	—	12,288,270
Depreciation	10,314,684	3,785,736	14,100,420
Other segment items(1)	6,380,275	8,699,145	15,079,420
Segment Operating profit	$3,677,709	$7,603,950	$11,281,659
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(13,518,807)
Interest Expense			(3,408,796)
Acquisition Costs			(311,807)
Other Income, net			181,291
Loss Before Income Taxes			$(5,776,460)

Other Segment Disclosures:
Depreciation(3)	$10,314,684	$3,785,736	$14,100,420
Intangible amortization(2)			4,870,471
Consolidated Depreciation and Amortization			$18,970,891

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $2,743,930 in Salaries, wages and benefits, $2,404,506 in Stock Based Compensation, $35,139 in Depreciation and amortization, $4,870,471 in Intangible Amortization, $592,065 in Insurance Premiums and Claims, and $2,872,696 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Three Months Ended June 30, 2025	Company Drivers	Subhaulers	Total
Revenue
Revenue, before fuel surcharge	$38,619,199	$68,753,160	$107,372,359
Fuel surcharge and other reimbursements	2,721,177	4,081,078	6,802,255
Other Revenue	112,692	575,430	688,122
Lease Revenue	—	683,850	683,850
Segment Revenue	$41,453,068	$74,093,518	$115,546,586
Total consolidated			$115,546,586
Less:
Salaries, wages and benefits	16,662,947	4,703,414	21,366,361
Fuel and fuel taxes	6,779,856	-	6,779,856
Purchased transportation	-	58,948,018	58,948,018
Truck expenses	6,438,424	-	6,438,424
Depreciation	5,588,144	2,032,888	7,621,032
Other segment items(1)	2,754,013	4,840,640	7,594,653
Segment Operating profit	$3,229,684	$3,568,558	$6,798,242
Reconciliation of segment operating profit to income before income taxes:
Other profit/(loss)(2)			$(6,672,884)
Interest Expense			(1,837,876)
Acquisition Costs			(274,705)
Other Income, net			105,069
Loss Before Income Taxes			$(1,882,154)

Other Segment Disclosures:
Depreciation(3)	$5,588,144	$2,032,888	$7,621,032
Intangible amortization(2)			2,454,641
Consolidated Depreciation and Amortization			$10,075,673

(1)	Other segment items for each reportable segment include General, selling, and other operating expenses, Gain on sale of equipment and Insurance premiums and claims.

(2)	Other profit/(loss) relates to items not included within the Company’s measure of Segment Operating profit / (loss), these include corporate and unallocated expenses which were not included within the measures of segment profitability regularly reviewed by the CODM. These include $1,090,332 in Salaries, wages and benefits, $1,221,497 in Stock Based Compensation, $25,948 in Depreciation and amortization, $2,454,641 in Intangible Amortization, $314,496 in Insurance Premiums and Claims, and $1,565,970 in General Selling, and other Operating expenses.

(3)	The amounts of depreciation disclosed by reportable segment are included within the other segment items captions.

Note 14 — Loss per share

Basic loss per share is based upon the weighted average common shares outstanding during each year. Diluted loss per share is based on the basic weighted earnings per share with additional weighted common shares for common stock equivalents. During the six and three months ended June 30, 2026 and 2025, the Company had outstanding restricted shares of common stock to certain of our employees and directors, under the Company’s restricted stock award plans. The diluted shares include the dilutive effect of restricted and performance stock units based on the treasury stock method.

A reconciliation of the numerator (net loss) and denominator (weighted average number of shares outstanding of the basic loss per share) for the six and three months ended June 30, 2026 and 2025 is as follows:

	Six months ended June 30, 2026	Three months ended June 30, 2026	Six months ended June 30, 2025	Three months ended June 30, 2025
Numerator:
Net Loss	$(10,385,549)	$(3,895,448)	$(4,748,518)	$(1,556,833)

Denominator:
Weighted-Average Number of Shares of Common Stock	27,876,507	27,926,011	27,341,813	27,611,515
Basic Loss per Share	$(0.37)	$(0.14)	$(0.17)	$(0.06)

The Company excluded 1,152,718, 1,173,140, 1,151,952, and 1,151,445 of RSUs and PSUs from the computation of weighted-average number of shares of common stock in computing the diluted loss per share for the periods presented because including them would have had an anti-dilutive effect for the six and three months ended June 30, 2026 and 2025, respectively.

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

Independent Contractors Misclassification Class Actions

In August 2016, a truck driver who contracted with Tribeca Automotive, Inc. filed a Complaint in Essex County Superior Court of New Jersey, bringing claims on behalf of himself and those similarly situated against Tribeca and its owners. An amended class complaint was filed in April 2022. The putative class alleges that Tribeca misclassified contracted truck drivers as independent contractors, rather than “employees” under applicable law. As a result, the class seeks overtime and unlawful deductions in violation of New Jersey Wage and Hour Law and New Jersey Wage Payment Law. In June 2026, the parties reached a settlement in principle and executed a class settlement agreement providing for a gross settlement amount of up to $4.0 million, in which Tribeca continues to deny liability. The settlement remains subject to final court approval. The net settlement amount is subject to each class member taking action in response to the Notice of Settlement and therefore cannot be reasonably estimated at this time. We are entitled to indemnification under the Purchase Agreement from the sellers of Tribeca for up to $2.5 million relating to this liability.

In May 2025 and December 2025, respectively, two business owners and truck drivers filed complaints with putative class action claims and representative actions under the Private Attorneys General Act in California state court against certain of the Company's subsidiaries and affiliates. Amended complaints were filed in October 2025 and May 2026, respectively, reducing the scope of claims. The two actions generally allege that certain drivers operating for third-party companies under broker-carrier contracts were improperly classified as independent contractors rather than “employees” under applicable law. Based on these allegations, the plaintiffs seek damages, civil penalties, attorneys’ fees, and other relief under California wage and hour laws. The claims asserted in the two actions are substantially similar and involve overlapping factual allegations, putative class populations, and time periods. The Company’s subsidiaries deny liability and are vigorously defending this matter.

Former Employee Class Action

In May 2024, a former employee filed a class action lawsuit against Deluxe Auto Carriers, Inc., in Riverside County Superior Court in California. The lawsuit alleges class claims against Deluxe for unpaid minimum and overtime wages, non-compliant meal and rest periods, unreimbursed business expenses, and inaccurate wage statements, among other claims. A class settlement was reached for $400,000, in which Deluxe continues to deny liability. In February 2026, the settlement was approved by the court, and subsequently paid in April 2026 from amounts previously accrued on the Company’s consolidated balance sheet. We received full reimbursement from the sellers of Deluxe pursuant to the indemnification provisions of the Purchase Agreement, and no related receivable or liability remained outstanding as of June 30, 2026.

Civil Complaint

In November 2025, a second amended civil complaint was filed in federal court in South Carolina against the Company, its subsidiaries Tribeca Automotive, Inc. (“Tribeca”) and Proficient Services, Inc. (f/k/a PAL Stock Acquiror, Inc.) and an individual working on behalf of Tribeca arising out of a vehicular accident involving one of Tribeca’s vehicles. In March 2026, the Company settled the case for $3 million in order to avoid the cost, risk and distraction of continued litigation. In May 2026, the settlement was approved by the court and paid from amounts previously accrued on the Company’s consolidated balance sheet.

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, which is also the date on which these financial statements were issued.

On August 10, 2026, the Company entered into a definitive agreement to acquire Hansen & Adkins (H&A), a vehicle logistics platform with a network spanning the United States and Canada, and it closed the transaction on August 13, 2026. The upfront purchase price in the transaction was $130 million, including assumed debt of approximately $75 million. Of the approximately $55 million remaining purchase price, approximately $3 million was paid in shares of Company Common Stock with approximately $52 million paid in cash. The terms of the transaction also provide for potential earnout payments of up to approximately $22.1 million, of which $2 million would be payable in shares of Company Common Stock with the remainder payable in cash. The cash portion of the purchase price was paid with available cash resources and borrowings under the Company’s existing credit facilities. No amounts related to the acquisition are reflected in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026. The accounting assessment for this transaction is still underway as of the date of this filing.

In connection with the transaction, the Company also restructured its debt instruments for efficiency, scalability and interest cost savings. As part of this restructuring, the Company issued $75 million aggregate principal amount of convertible senior notes due 2033 (the “senior notes”) in a private offering (the “private offering”) to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended. The issuance and sale of the senior notes settled and closed on August 13, 2026, as anticipated. The senior notes will be senior, unsecured obligations of Proficient and will mature on August 15, 2033, unless earlier repurchased, redeemed or converted.

Other than as described above, there have been no subsequent events that occurred during such period that would require disclosure in the Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three months ended June 30, 2026.

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

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to possible or assume future results of our business, financial condition, results of operations, liquidity, plans and objectives. You can generally identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements largely on our current expectations and projections regarding future events and trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Risk Factors” in this Quarterly Report and the Annual Report, and elsewhere in this Quarterly Report and the Annual Report. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. The risks, uncertainties, and other factors, which are described in more detail herein and in the documents we file with the Securities and Exchange Commission (the “SEC”), include but are not limited to:

●	those related to the private offering of the notes and the use of proceeds therefrom and the capped call transactions;

●	the satisfaction of the conditions to the closing of the proposed transaction in a timely manner;

●	the ability to recognize the anticipated benefits of the acquisition of H&A;

●	the risk that disruptions from the acquisition will harm our business, including current plans and operations;

●	the diversion of management’s time and attention from ordinary course business operations to integration of H&A;

●	potential adverse reactions or changes to business relationships resulting from the acquisition of H&A;

●	the outcome of any legal proceedings that may be instituted against the Company in connection with our acquisition of H&A;

●	the economic conditions in the global markets in which we operate;

●	our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions;

●	our ability to recruit and retain qualified drivers, independent contractors and third-party auto transportation and logistics companies;

●	our expectations regarding the successful implementation of the Combinations and other acquisitions;

●	geopolitical developments and additional changes in international trade policies and relations;

●	the effect of any international conflicts or terrorist activities, including the current conflict in the Middle East, and the conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or us in particular, and what effects these events will have on our costs and the demand for our services;

●	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

●	our ability to compete effectively against current and future competitors;

●	our dependence on the automotive industry, which is directly affected by such external factors as general economic conditions in the United States, Canada and Mexico, trade policies, including tariffs, unemployment rates, fuel price volatility, labor shortages or strikes, consumer confidence, government policies, continuing activities of war, terrorist activities and the availability of affordable new car financing;

●	our ability to maintain our profitability despite quarterly fluctuations in our results, whether due to seasonality, large cyclical events, or other causes; and our future financial and operating results;

●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and

●	the sufficiency of our existing cash to fund our future operating expenses and capital expenditure requirements.

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

Business Overview

We are a leading specialized freight company focused on providing auto transportation and logistics services. Formed in connection with the IPO through the combination of five industry-leading operating companies, we operate one of the largest auto transportation fleets in North America with an operating fleet with approximately 800 owned assets and employing 724 dedicated employees as of June 30, 2026. From our 57 strategically located facilities across the United States, we offer a broad range of auto transportation and logistics services, primarily focused on transporting finished vehicles from automotive production facilities, marine ports of entry or regional rail yards to auto dealerships around the country. We have developed a differentiated business model due to our scale, breadth of geographic coverage and embedded customer relationships with leading auto original equipment manufacturing companies (“OEMs”). Our customers include nearly all of the global auto manufacturing companies who participate in the North American market. Additional customers include auto dealers, auto auctions, rental car companies and auto leasing companies.

Description of the Combinations

On December 21, 2023, Proficient Auto Logistics, Inc. entered into agreements to acquire in multiple, separate acquisitions, five operating businesses and their respective affiliated entities, as applicable: (i) Delta, (ii) Deluxe, (iii) Sierra, (iv) Proficient Transport, and (v) Tribeca (collectively, the “Founding Companies”). On May 13, 2024, the Company completed the IPO of its common stock, and in connection with the closing of the IPO, the Company also completed the acquisitions of all of the Founding Companies (the “Combinations”). Thereafter, on August 16, 2024, the Company acquired Auto Transport Group, LC, (“ATG,” which was converted to a limited liability company after closing), and on November 1, 2024, the Company acquired Utah Truck & Trailer Repair, LLC, (“UTT,” which subsequently converted into Proficient Repair Services LLC), a repair facility located at the ATG headquarters terminal in Ogden, Utah. On April 1, 2025, the Company acquired Brothers Auto Transport, LLC, (“Brothers”), located in Wind Gap, Pennsylvania and on May 27, 2025, the Company acquired PVT Truck & Trailer Repair, LLC, (“PVT”) a repair facility located at the Brothers headquarters. These acquisitions expanded the Company’s geographic presence and services offered. The Combinations and subsequent acquisitions are accounted for under ASC 805, Business Combinations. Under this method of accounting, Proficient Auto Logistics, Inc. is treated as the “accounting acquirer”.

H&A Acquisition

On August 10, 2026, the Company entered into a definitive agreement to acquire Hansen & Adkins (“H&A”), a vehicle logistics platform with a network spanning the United States and Canada, and it closed the transaction on August 13, 2026. The upfront purchase price in the transaction was $130 million, including assumed debt of approximately $75 million. Of the approximately $55 million remaining purchase price, approximately $3 million was paid in shares of Company Common Stock with approximately $52 million paid in cash. The terms of the transaction also provide for potential earnout payments of up to approximately $22.1 million, of which $2 million would be payable in shares of Company Common Stock with the remainder payable in cash. The cash portion of the purchase price was paid with available cash resources and borrowings under the Company’s existing credit facilities. No amounts related to the acquisition are reflected in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026. The accounting assessment for this transaction is still underway as of the date of this filing.

Senior Convertible Notes due 2033

In connection with the transaction, the Company also restructured its debt instruments for efficiency, scalability and interest cost savings. As part of this restructuring, the Company issued $75 million aggregate principal amount of convertible senior notes due 2033 (the “senior notes”) in a private offering (the “private offering”) to persons reasonably believed to be qualified institutional buyers in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended. The issuance and sale of the senior notes settled and closed on August 13, 2026, as anticipated. The senior notes will be senior, unsecured obligations of the Company and will mature on August 15, 2033, unless earlier repurchased, redeemed or converted.

Financial Statement Components

Revenue

We generate revenue by transporting autos for our customers in OEM contract and spot arrangements, secondary market auto moves, and contract services arrangements. Our OEM contract and spot arrangements provide auto transportation and logistics services through movements of autos over routes across the United States. Secondary market auto moves are for customers other than OEMs. Our contract services offering uses Company-owned equipment and third-party capacity to service specific customers and provides services through long-term contracts. Our business provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide transportation and logistics of automobiles.

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

Subhaulers Segment

In our Subhaulers segment, we generate revenue by independent owner operators (who run under our DOT authority(ies)) and independent third-party carriers, which assist in transporting autos for customers in our OEM contract and spot arrangements, and secondary market auto moves. We maintain the customer relationship, including billing and collection, but outsource the transportation of the loads. The main factors that affect operating revenue in our Subhaulers segment are our customers’ excess inventory needs, the rates we obtain from customers, the auto volumes we ship through the Subhaulers segment and our ability to secure capacity using independent contractors and carriers.

The most significant expense of our Subhaulers segment, which is primarily variable, is the cost of purchased transportation that we pay to independent contractors and third-party carriers and is included in the “Purchased transportation” line item. This expense generally varies directly with the amount of Subhauler revenue, rates paid to independent contractors and third-party carriers, and current demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel supporting this segment (which are recorded in the “Salaries, wages and benefits” line item).

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

Adjusted EBITDA represents net income (loss) plus interest expense, income tax benefit, depreciation expense, intangible amortization expense, share-based compensation expenses, and certain one-time items.

The following table provides a reconciliation of net income, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Six months ended June 30, 2026	Six months ended June 30, 2025	Three months ended June 30, 2026	Three months ended June 30, 2025
Total operating revenue	$203,089,454	$210,752,607	$109,399,785	$115,546,586
Net loss	(10,385,549)	(4,748,518)	(3,895,448)	(1,556,833)
Add Back:
Interest expense	2,829,067	3,408,796	1,432,046	1,837,876
Income tax benefit	(2,622,101)	(1,027,942)	(814,454)	(325,321)
Depreciation	14,778,246	14,135,559	7,171,239	7,646,980
Intangible amortization	4,829,504	4,870,471	2,414,751	2,454,641
EBITDA	9,429,167	16,638,366	6,308,134	10,057,343
EBITDA Margin	4.6%	7.9%	5.8%	8.7%

Add Back:
Stock-based compensation	2,698,330	2,404,506	1,346,248	1,221,497
Adjusted EBITDA	$12,127,497	$19,042,872	$7,654,382	$11,278,840
Adjusted EBITDA Margin	6.0%	9.0%	7.0%	9.8%

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

The following table provides a reconciliation of total operating revenue and operating (loss) income, to operating margin and adjusted operating margin:

	Six months ended June 30, 2026	Six months ended June 30, 2025	Three months ended June 30, 2026	Three months ended June 30, 2025
Total operating revenue	$203,089,454	$210,752,607	$109,399,785	$115,546,586
Total operating expenses	213,259,039	212,989,755	112,634,816	115,421,228
Operating (loss) income	(10,169,585)	(2,237,148)	(3,235,031)	125,358
Operating Ratio	105.0%	101.1%	103.0%	99.9%

Add Back:
Stock-based compensation	2,698,330	2,404,506	1,346,248	1,221,497
Intangible amortization	4,829,504	4,870,471	2,414,751	2,454,641
Adjusted Total Operating Expenses	205,731,205	205,714,778	108,873,817	111,745,090
Adjusted Operating Ratio	101.3%	97.6%	99.5%	96.7%

Results of Operations for the three months ended June 30, 2026 and 2025

	Three months ended June 30, 2026	Three months ended June 30, 2025
Operating Revenue
Revenue, before fuel surcharge	$96,015,610	$107,372,359
Fuel surcharge and other reimbursements	11,251,586	6,802,255
Other Revenue	806,532	688,122
Lease Revenue	1,326,057	683,850
Total Operating Revenue	109,399,785	115,546,586

Operating Expenses
Salaries, wages and benefits	22,077,595	22,456,693
Stock-based compensation	1,346,248	1,221,497
Fuel and fuel taxes	8,937,810	6,779,856
Purchased transportation	52,984,044	58,948,018
Truck expenses	7,024,553	6,438,424
Depreciation	7,171,239	7,646,980
Intangible amortization	2,414,751	2,454,641
Loss (Gain) on sale of equipment	51,310	(235,095)
Insurance premiums and claims	6,091,606	5,382,512
General, selling, and other operating expenses	4,535,660	4,327,702
Total Operating Expenses	112,634,816	115,421,228
Operating (Loss) Income	(3,235,031)	125,358
Other income and expense
Interest expense	(1,432,046)	(1,837,876)
Acquisition Costs	(23,736)	(274,705)
Other (expense) income, net	(19,089)	105,069
Total other expense, net	(1,474,871)	(2,007,512)
Loss before income taxes	(4,709,902)	(1,882,154)
Income tax benefit	814,454	325,321
Net Loss	$(3,895,448)	$(1,556,833)

Operating Revenue - The Company generates revenue from two primary sources: transporting freight for customers, including related fuel surcharge revenue and other reimbursements (Company Drivers), and arranging for the transportation of customer freight by independent contractors and third-party carriers (Subhaulers). Company Drivers revenue, before fuel surcharges and other reimbursements, is primarily generated through trucking services provided by the Company’s Company Drivers service offerings to OEMs and the secondary market. Subhaulers revenue before fuel surcharges and other reimbursements is primarily generated through brokering freight to third-party carriers. Fuel surcharge and other reimbursements represent additional revenue the Company earns based on mileage driven and other reimbursable costs incurred for which it is compensated by its customers.

The Company’s total operating revenue is affected by, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of its marketing and sales efforts and the availability of drivers and third-party carriers.

The Company disaggregates revenue from contracts with its customers for Company Drivers and Subhaulers operations between (1) revenue, before fuel surcharges and reimbursements and (2) fuel surcharge and reimbursements.

A summary of the Company’s revenue generated by type for the periods indicated is as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Operating Revenue:
Company Drivers	$36,690,353	$38,619,199
Company Drivers fuel surcharge and other reimbursements	4,043,750	2,721,177
Other Revenue	279,748	112,692
Total Company Drivers revenue	41,013,851	41,453,068

Subhaulers	59,325,257	68,753,160
Subhaulers fuel surcharge and other reimbursements	7,207,836	4,081,078
Other Revenue	526,784	575,430
Lease Revenue	1,326,057	683,850
Total Subhaulers revenue	68,385,934	74,093,518
Total operating revenue	$109,399,785	$115,546,586

During the second quarter of 2026, we experienced an increase in new vehicle shipments and dealership operations when compared to the first quarter of 2026, resulting in an additional $10 million in revenue before fuel surcharge on a sequential basis. Though seasonally adjusted annual rate of automotive sales (“SAAR”) was comparable in the quarter to the second quarter of 2025, the reduction of capacity across the industry due to more stringent regulatory requirements and financial pressure hindered the ability to haul additional volume, and year-over-year volume was down.

In the Company Drivers segment, operating revenues decreased by $0.4 million, or 1.1%, to $41.0 million in the second quarter of 2026 compared to $41.5 million in 2025. In the Subhaulers segment, operating revenues decreased by $5.7 million, or 7.7%, to $68.4 million in the second quarter of 2026 compared to $74.1 million in 2025. The decrease in both segments when compared to the second quarter 2025, is a direct result of capacity impacts in the industry.

Salaries, wages and benefits — Salaries, wages, and benefits consist primarily of compensation for all employees. Salaries, wages, and benefits are primarily affected by the amount paid to Company drivers, which is a function of the units delivered. Salaries, wages and benefits are also affected by employee benefits such as health care and workers’ compensation, and to a lesser extent by the number of, and compensation and benefits paid to, non-driver employees.

Salaries, wages and benefits decreased slightly by $0.4 million, or 1.7%, to $22.1 million in the three months ended June 30, 2026 compared to $22.5 million in 2025. This reduction was mainly due to a decrease in drivers.

Stock-based compensation— Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation strategy.

Stock-based compensation increased $0.1 million, or 10.2%, to $1.3 million in the three months ended June 30, 2026 compared to $1.2 million in 2025.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by Company drivers.

Fuel and fuel taxes increased by $2.2 million, or 31.8%, to $8.9 million in the three months ended June 30, 2026 compared to $6.8 million in 2025. The increase in fuel and fuel taxes was primarily driven by higher fuel prices.

Purchased transportation — Purchased transportation consists of the payments the Company makes to independent owner-operators and third-party carriers.

Purchased transportation decreased by $5.9 million, or 10.1%, to $53 million in the three months ended June 30, 2026 compared to $58.9 million in 2025. With reduced capacity in the industry, and thus, lower third party carrier movement, there was lower purchased transportation paid.

Truck expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses increased $0.6 million, or 9.1%, to $7.0 million in the three months ended June 30, 2026 compared to $6.4 million in 2025. The primary increase in truck expenses is due to routine equipment maintenance and repairs and inflationary costs in these areas.

Depreciation and amortization — Depreciation and amortization consist primarily of depreciation for owned trucks and trailers and to a lesser extent computer software amortization. The primary factors affecting these expense items include the size and age of the Company’s truck and trailer fleets.

Depreciation and amortization and the loss (gain) on sale of equipment decreased by $0.2 million, or 2.6%, to $7.2 million in the three months ended June 30, 2026 compared to $7.4 million in 2025. The decrease in depreciation and amortization was largely driven by the reclassification of equipment to assets held for sale.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization remained substantially consistent at $2.4 million in the three months ended 2026 and 2025.

Insurance premiums and claims — Insurance premiums and claims consist primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting the Company’s insurance premiums and claims are the frequency and severity of accidents, trends in the development factors used in the Company’s accruals and developments in large, prior year claims. The number of accidents tends to increase with the miles we travel and weather conditions. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period-to-period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect the Company financial condition and results of operations.

Insurance premiums and claims increased by $0.7 million, or 13.2%, to $6.1 million in the three months ended June 30, 2026 compared to $5.4 million in 2025. This increase was driven by an increased number of claims during the quarter.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating expenses increased by $0.2 million, or 4.8%, to $4.5 million in the three months ended June 30, 2026 compared to $4.3 million in 2025. The increase in general, selling, and other operating expenses was primarily driven by an increase in office lease expenses.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net decreased by $0.4 million, or 22.1%, to $1.4 million in the three months ended June 30, 2026 compared to $1.8 million in 2025. The decrease was primarily due to lower borrowings on equipment loans during the three months ended June 30, 2026.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio increased by 3.1% to 103.0% in 2026 as compared to 99.9% in 2025. The increase in operating ratio is due to lower operating revenues during the quarter along with increased fuel cost, insurance and truck expenses. See “Non-GAAP Financial Measures” section for the Company’s calculation of operating ratio.

Adjusted Operating ratio — Adjusted operating ratio is calculated as total adjusted operating expenses (operating expenses less stock-based compensation and intangible amortization) as a percentage of operating revenue. The Company’s adjusted operating ratio increased by 2.8% to 99.5% in 2026 as compared to 96.7% in 2025. The increase in adjusted operating ratio is due to lower operating revenues during the quarter along with increased fuel cost, insurance and truck expenses. See “Non-GAAP Financial Measures” section for the Company’s calculation of adjusted operating ratio.

EBITDA — EBITDA decreased by $3.8 million, or 37.3%, to $6.3 million in 2026 compared to $10.1 million in 2025. The decrease was due to lower operating revenues during the quarter along with increased fuel cost, insurance and truck expenses. See “Non-GAAP Financial Measures” section for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, income tax benefit, depreciation expense, intangible amortization expense, and share-based compensation expenses. Adjusted EBITDA decreased by $3.6 million, or 32.1%, to $7.7 million in 2026 compared to $11.3 million in 2025. The decrease was due to lower operating revenues during the quarter along with increased fuel cost, insurance and truck expenses. See “Non-GAAP Financial Measures” section for the Company’s calculation of Adjusted EBITDA.

Results of Operations for the six months ended June 30, 2026 and 2025

	Six months ended June 30, 2026	Six months ended June 30, 2025

Operating revenue
Revenue, before fuel surcharge	$182,212,564	$194,987,487
Fuel surcharge and other reimbursements	16,916,037	12,230,095
Other Revenue	1,910,732	1,993,867
Lease Revenue	2,050,121	1,541,158
Total operating revenue	203,089,454	210,752,607

Operating Expenses
Salaries, wages and benefits	42,970,439	41,744,796
Stock-based compensation	2,698,330	2,404,506
Fuel and fuel taxes	15,813,808	12,845,111
Purchased transportation	97,598,053	106,156,861
Truck expenses	14,255,346	12,288,270
Depreciation	14,778,246	14,135,559
Intangible amortization	4,829,504	4,870,471
Loss (Gain) on sale of equipment	41,047	(226,314)
Insurance premiums and claims	11,378,951	10,341,191
General, selling, and other operating expenses	8,895,315	8,429,304
Total Operating Expenses	213,259,039	212,989,755
Operating loss	(10,169,585)	(2,237,148)
Other income and expense
Interest expense	(2,829,067)	(3,408,796)
Acquisition Costs	(23,736)	(311,807)
Other income, net	14,738	181,291
Total other expense, net	(2,838,065)	(3,539,312)
Loss before income taxes	(13,007,650)	(5,776,460)
Income tax benefit	2,622,101	1,027,942
Net loss	$(10,385,549)	$(4,748,518)

A summary of the Company’s revenue generated by type for the periods indicated is as follows:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Operating revenue
Company Drivers	$70,774,051	$69,095,538
Company Drivers fuel surcharge and other reimbursements	6,033,770	4,070,760
Other Revenue	460,941	961,188
Total Company Drivers revenue	77,268,762	74,127,486

Subhaulers	111,438,513	125,891,949
Subhaulers fuel surcharge and other reimbursements	10,882,267	8,159,335
Other Revenue	1,449,791	1,032,679
Lease Revenue	2,050,121	1,541,158
Total Subhaulers revenue	125,820,692	136,625,121
Total Operating revenue	$203,089,454	$210,752,607

In the first quarter of 2026, there were extended plant shutdowns, a weak seasonally adjusted annual rate of automotive sales (“SAAR”), and severe winter weather impacting both new vehicle shipments and dealership operations. Then in the second quarter of 2026, though the SAAR increased and was again comparable to 2025, we were impacted by reduced available capacity following market exits that resulted from several quarters of sub-seasonal demand and rate pressure that negatively impacted driver and carrier compensation; as a consequence, the available capacity was not able to ship as many vehicles compared to the year-ago period.

In the Company Drivers segment, operating revenues increased by $3.2 million, or 4.2%, to $77.4 million in the six months ended June 30, 2026 compared to $74.1 million in 2025. In the Subhaulers segment, operating revenues decreased by $10.8 million, or 7.9%, to $125.8 million in the six months ended June 30, 2026 compared to $136.6 million in 2025. The change between Company Drivers and Subhauler revenues was driven by the Company utilizing more Company drivers during the slow periods to perform hauls compared to third-party carriers. In addition, our third-party carriers were impacted by reduced capacity.

Salaries, wages and benefits — Salaries, wages, and benefits consist primarily of compensation for all employees. Salaries, wages, and benefits are primarily affected by the amount paid to Company drivers, which is a function of the revenue the Company receives for units delivered. Salaries, wages and benefits are also affected by employee benefits such as health care and workers’ compensation, and to a lesser extent by the number of, and compensation and benefits paid to, non-driver employees.

Salaries, wages and benefits increased by $1.2 million, or 2.9%, to $42.9 million in the six months ended June 30, 2026 compared to $41.7 million in 2025 due to employee additions from the acquisition of Brothers on April 1, 2025.

Stock-based compensation— Stock-based compensation consists primarily of compensation for certain employees, officers, and directors as a key component of our overall compensation programs.

Stock-based compensation increased $0.3 million, or 12.2%, to $2.7 million in the six months ended June 30, 2026 compared to $2.4 million in 2025. The increase between periods was due to additional restricted and performance-based awards that were issued in early 2026.

Fuel and fuel taxes — Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for the Company’s company-owned equipment. The primary factors affecting the Company’s fuel and fuel taxes expense are the cost of fuel per mile and the number of miles driven by Company drivers.

Fuel and fuel taxes increased by $3.0 million, or 23.1%, to $15.8 million in the six months ended June 30, 2026 compared to $12.8 million in 2025. The increase in fuel and fuel taxes was primarily driven by higher fuel prices and the fuel and fuel taxes attributed to the acquisition of Brothers on April 1,2025.

Purchased transportation — Purchased transportation consists of the payments the Company makes to owner-operators and third-party carriers.

Purchased transportation decreased by $8.6 million, or 8.1%, to $97.6 million in the six months ended June 30, 2026 compared to $106.2 million in 2025. The decrease in purchased transportation was driven by lower subhauler revenue in the 2026 period, resulting from the impact of reduced capacity.

Truck Expenses — Truck expenses consist of operating expenses and supplies incurred for ordinary vehicle repairs and maintenance costs, driver on-the-road expenses and tolls.

Truck expenses and supplies are primarily affected by the age of the Company’s company-owned and leased fleet of trucks and trailers, the number of miles driven in a period and driver turnover. Truck expenses increased $2.0 million, or 16.0%, to $14.3 million in the six months ended June 30, 2026 compared to $12.3 million in 2025. The primary increase in truck expenses is due to cold-weather-related (during the first quarter of 2026) and routine equipment maintenance and repairs, additions of Brothers acquisition on April 1,2025, and cost inflation in parts and labor, particularly when using third-party repair shops.

Depreciation and amortization — Depreciation and amortization consist primarily of depreciation for owned trucks and trailers and to a lesser extent computer software amortization. The primary factors affecting these expense items include the size and age of the Company’s truck and trailer fleets.

Depreciation and amortization and the loss (gain) on sale of equipment increased by $0.9 million, or 6.5%, to $14.8 million in the six months ended June 30, 2026 compared to $13.9 million in 2025. The increase in depreciation and amortization was largely driven by the Brothers acquisition on April 1, 2025.

Intangible Amortization — Intangible amortization is the amortization of our intangible assets, including customer relationships and trade names, recognized during each acquisition, as applicable.

Intangible amortization remained flat at $4.8 million in the six months ended June 30, 2026 and 2025.

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

Insurance premiums and claims increased by $1.0 million, or 10.0%, to $11.3 million in the six months ended June 30, 2026 compared to $10.3 million in 2025. This increase was driven by an increased number of claims during the most recent quarter.

General, selling, and other operating expenses — General, selling, and other operating expenses consist primarily of legal and professional services fees, occupancy and other costs. General, selling, and other operating expenses increased by $0.5 million, or 5.5%, to $8.9 million in the six months ended June 30, 2026 compared to $8.4 million in 2025. The increase in general, selling, and other operating expenses was primarily due to the acquisition of Brothers on April 1, 2025 and an increase in office lease expenses.

Interest expense, net — Interest expense, net consists of cash interest, amortization of deferred financing fees, net of any interest income received from financial institutions. Interest expense, net decreased by $0.6 million, or 17.0%, to $2.8 million in the six months ended June 30, 2026 compared to $3.4 million in 2025. The decrease was primarily due to lower borrowings on equipment loans during the 2026 period.

Operating ratio — Operating ratio is calculated as total operating expenses as a percentage of operating revenue. The Company’s operating ratio increased by 3.9% to 105.0% in 2026 as compared to 101.1% in 2025. The increase in operating ratio is due to lower operating revenues along with increased fuel cost, insurance and truck expenses. See “Non-GAAP Financial Measures” section for the Company’s calculation of operating ratio.

Adjusted Operating ratio — Adjusted operating ratio is calculated as total adjusted operating expenses (operating expenses less stock-based compensation and intangible amortization) as a percentage of operating revenue. The Company’s adjusted operating ratio increased by 3.7% to 101.3% in 2026 as compared to 97.6% in 2025. The increase in adjusted operating ratio is due to lower operating revenues along with increased fuel cost, insurance and truck expenses. See “Non-GAAP Financial Measures” section for the Company’s calculation of operating ratio.

EBITDA — EBITDA decreased by $7.2 million, or 43.3%, to $9.4 million in 2026 compared to $16.6 million in 2025. The decrease was due to lower operating revenues along with increased fuel cost, insurance and truck expenses. See “Non-GAAP Financial Measures” section for the Company’s calculation of EBITDA.

Adjusted EBITDA — Adjusted EBITDA represents net income (loss) plus interest expense, income tax benefit, depreciation expense, intangible amortization expense, and share-based compensation expenses. Adjusted EBITDA decreased by $6.9 million, or 36.3%, to $12.1 million in 2026 compared to $19.0 million in 2025. The decrease was due to lower operating revenues along with increased fuel cost, insurance and truck expenses. See “Non-GAAP Financial Measures” section for the Company’s calculation of Adjusted EBITDA.

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

The Loan Agreement contains customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens on their respective assets, engage in mergers and other fundamental changes, make investments, enter into transactions with affiliates, pay dividends and make other restricted payments, prepay other indebtedness and sell assets, in each case subject to certain exceptions set forth in the Loan Agreement. The Loan Agreement also requires the Company to maintain (i) a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of greater than or equal to 1.25 to 1.00 and (ii) a Funded Debt to Adjusted EBITDA Ratio (as defined in the Loan Agreement) of less than or equal to 3.00 to 1.00, in each case, as of the end of each fiscal quarter. The Company was in compliance with its debt covenants as of June 30, 2026.

All obligations under the Loan Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest on substantially all of the property of the Company and its subsidiaries.

On April 1, 2025, the Company drew $9.0 million to fund the cash portion of the Brothers Auto Transport, LLC acquisition. On June 30, 2026, the amounts outstanding on the term debt and the line of credit were approximately $19.5 million and $6.7 million, respectively.

Cash Flows

For the six months ended June 30, 2026, cash flows from operating activities were $0.7 million, a $12.5 million decrease compared to the six months ended June 30, 2025. We had a decrease in adjusted operating income of $4.3 million to $11.0 million in the six months ended June 30, 2026 compared to $15.3 million in the prior period, after accounting for non-cash adjustments, which was offset by a decrease in working capital of $7.2 million when comparing period over period.

For the six months ended June 30, 2026, cash flows used in investing activities were $2.4 million compared to $11.1 million for the six months ended June 30, 2025. The decrease of $8.7 million when comparing periods is mainly due to the absence of an acquisition in 2026.

For the six months ended June 30, 2026, cash flows used in financing activities were $4.4 million, which was an increase of $0.6 million compared to the six months ended June 30, 2025. This increase was due to a decrease in borrowings between periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Changes in interest rates affect the amount of interest due on our variable rate debt. As of June 30, 2026, we had variable rate borrowings on the Term Debt of $19.5 million and $6.7 million under our Revolving Line of Credit. We currently use Term SOFR as a reference rate for our variable rate debt, and any future increases in Term SOFR will inherently result in an increase in interest expense and cash paid toward interest.  We performed a sensitivity analysis to determine the effect of interest rate fluctuations on our interest expense. A hypothetical 1 percentage point increase in Term SOFR would result in an increase to interest expense of $242,725 over 12 months based on amounts outstanding and interest rates in effect as of July 1, 2026.

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

In addition to inflation, significant fluctuations in fuel prices can adversely affect the Company’s operating results and profitability. The Company has attempted to limit the effects of increases in fuel prices through certain cost control efforts and the fuel surcharge programs administered by customers. The Company receives fuel surcharge revenue on substantially all moves, though it passes this revenue through in many instances in its Subhauler segment. Although the Company historically has been able to recover most long-term increases in fuel prices and operating taxes from customers in the form of surcharge and higher rates, these arrangements generally do not fully protect the Company from short-term fuel price increases or continued rising price environments, as has recently occurred with Middle East conflict and the resulting fuel price spike. Additionally, the Company does not receive fuel surcharge on empty miles.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

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

Remediation steps have been taken to improve the Company’s internal controls over financial reporting to address the underlying causes, including: completion of systems integration to a common enterprise transportation management and accounting platform, designing and implementing increased controls, increasing oversight and review of technical systems and engaging third-parties to support control design and testing. As of December 31, 2025, all operating companies have been converted to one accounting technology platform and in June 2026, we moved all repair facilities into one fleet maintenance platform. Having all companies operating under one accounting technology platform has allowed the Company to implement improved internal controls related to financial reporting and has given us more oversight over the financial information being generated. We hired an independent consulting firm, who has assisted with redesigning our internal controls over financial reporting and information technology and we anticipate being completed with all remaining remediation steps in 2026.

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

Changes in Internal Control Over Financial Reporting

Except for the enhancements to controls to address the material weakness discussed above, there were no changes to our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties. You should review and consider carefully the risks and uncertainties described in more detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes from the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

Our proposed acquisition of H&A is subject to significant uncertainties and risks, including that the acquisition may not be completed on the terms or timeline currently contemplated, or at all, and the failure to complete the acquisition may adversely affect our stock price, future business and financial results.

The consummation of the acquisition is subject to certain customary closing conditions being satisfied or waived. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the termination of the proposed acquisition. If the acquisition is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the acquisition will be completed and the related benefits will be realized.

The acquisition is expected to be consummated in accordance with the terms of the purchase agreement. However, the purchase agreement may be amended and the closing conditions may be waived at any time by the parties thereto. Any amendment made to the purchase agreement, or waiver of the conditions to the closing of the acquisition, could have a material adverse effect on our business, financial conditions and results of operations and could have an adverse effect on the trading price of our common stock.

We do not currently control H&A and will not control H&A until completion of the acquisition.

We do not currently control H&A. We will not obtain control of H&A until the completion of the acquisition. We cannot assure you that H&A will operate its businesses during the interim period in the same way that we would. The business we acquire could be negatively impacted before or after the closing as a result of previously unknown events or conditions occurring or existing before the acquisition closes. Adverse changes in H&A’s business or operations could occur or arise as a result of actions undertaken, legal or regulatory developments, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond H&A’s or our control. A significant decline in the value of the assets to be acquired or a significant increase in the liabilities to be assumed could negatively impact our future business, operating results, cash flows, financial conditions or prospects following the closing of the acquisition.

The business of H&A may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and H&A have achieved or might achieve separately. The business and financial performance of H&A is subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers. We may be unable to achieve the same growth, revenues and profitability that H&A has achieved in the past.

We may not be able to enforce claims with respect to the representations and warranties under the purchase agreement.

In connection with the acquisition, we were given certain limited customary representations and warranties related to H&A’s performance and business operations. There can be no assurance that we will be able to enforce any claims relating to any breaches of such representations and warranties. Our recourse for breaches of representations and warranties is limited and there can be no assurance that such limited liability, to the extent enforced, will be adequate to cover any losses or damages resulting from any such breach of the representations and warranties. Moreover, even if we ultimately succeed in recovering any amounts for any such breach, we may temporarily be required to bear these losses ourselves.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

We did not sell any unregistered equity securities during the six- or three-month period ended June 30, 2026.

We did not repurchase any shares of our common stock during the three-month period ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) None of our officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three  months ended June 30, 2026.

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

Proficient Auto Logistics, Inc.

Date: August 14, 2026	By:	/s/ Richard O’Dell
Richard O’Dell
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brad Wright
Brad Wright
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)